Form 10-K405
period 2000-10-31
BRACKNELL CORP
filed 2001-03-12
CIK 1110891

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ____________________

                                    FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            (SPECIAL FINANCIAL REPORT PURSUANT TO SECTION 15(d)(2))

   (Mark One)
   -------

   [X] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended October 31, 2000

                                      or

   [_] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the transition period from _______ to _______


                                    000-30966
                            (Commission File Number)

                             BRACKNELL CORPORATION
            (Exact name of registrant as specified in its charter)


               Ontario, Canada                            Not Applicable
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


          121 South Eighth Street, Suite 1100
                Minneapolis, Minnesota                        55402
       (Address of principal executive offices)             (Zip Code)


                                 612-604-0101
             (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common shares, no par value

     Pursuant to Rule 15-d-2 of the Act, this annual report contains only financial statements for the fiscal years ended October 31, 2000, 1999 and 1998.

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 7, 2001 was $365,731,218.

     The number of shares of the registrant's common shares outstanding at February 7, 2001 was 64,304,390.

Documents incorporated by reference:  None

                                    PART II

ITEM 8.           Financial Statements and Supplementary Data

         This Annual Report on Form 10-K for the fiscal year ended October 31, 2000 is being filed pursuant to Rule 15d-2. Rule 15d-2 provides generally that if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full year), then the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. Bracknell Corporation's Registration Statement on Form F-4 (Registration No. 333-47608), declared effective December 11, 2000, did not contain certified financial statements for the Registrant's last full fiscal year, that is the fiscal year ended October 31, 2000. Therefore, as required by Rule 15d-2, certified financial statements for the fiscal year ended October 31, 2000 are filed herewith.

                                    PART IV

ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

(a) (1)  Financial Statements:

                                                                                                            Page
         Bracknell Corporation. and Subsidiaries:
         Annual Financial Statements
              Independent Accountant's Report.............................................................
              Consolidated Balance Sheets as of October 31, 2000 and 1999.................................
              Consolidated Statements of Operations for the years ended October 31, 2000, 1999 and 1998...
              Consolidated Statements of Cash Flows for the years ended October 31, 2000, 1999 and 1998...
              Consolidated Statements of Stockholder's Equity for the years ended
                  October 31, 2000, 1999 and 1998.........................................................
              Notes to Consolidated Financial Statements..................................................

    (2)  Financial Statement Schedules:

         None

(c)  Exhibits:

                               INDEX OF EXHIBITS
Exhibit
Number
------

2.1 Amended and Restated Agreement and Plan of Merger dated as of November 14, 2000 among Bracknell Corporation ("Bracknell"), Bracknell Acquisition Corporation and Able Telcom Holdings Corp. Pursuant to Reg. S-K ,Item 601(b)(2), Bracknell agrees to furnish a copy of the Disclosure Schedules to such Agreement to the Commission upon request (Incorporated by reference to Exhibit 2 filed with Registration Statement on Form F-4 (Registration No. 333-47608))
3.1      Articles of Amalgamation of Bracknell, as amended to date
3.2 By-Laws of Bracknell(Incorporated by reference to Exhibit 3(ii) filed with Registration Statement on Form F-4 (Registration No. 333-47608))
10.1.1 Second Amended and Restated Credit Agreement dated as of July 21, 2000 among Bracknell Corporation, Nationwide Electric, Inc. and The State Group Limited, as borrowers, the lenders party thereto and the Royal Bank of Canada. (Incorporated by reference to Exhibit 10(i) filed with Registration Statement on Form F-4 (Registration No. 333-47608))
10.1.2 Third Amended and Restated Credit Agreement, dated as of December 22, 2000 among Bracknell Corporation, Nationwide Electric, Inc. and The State Group Limited, as borrowers, the lenders party thereto and Royal Bank of Canada
10.2.1 Credit Agreement dated as of July 21, 2000 among Bracknell Limited Partnership, as borrower, the lenders party thereto and the Royal Bank of Canada. (Incorporated by reference to Exhibit 10(ii) filed with Registration Statement on Form F-4 (Registration No. 333-47608))
10.2.2 Amended and Restated Credit Agreement dated as of December 22, 2000 among Bracknell Limited Partnership, as borrower, the lenders party thereto and the Royal Bank of Canada
10.3.1   Bracknell Corporation Employee Share Purchase Plan (U.S.)
10.3.2   Bracknell Corporation Employee Share Purchase Plan (Canada)
10.4     Bracknell Corporation Retirement Savings Plan for U.S. Employees
10.5     Bracknell Corporation Stock Option Plan
10.6.1   Employment Agreement of Paul D. Melnuk
10.6.2   Form of Employment Agreement
21.1     Subsidiaries of Bracknell

All other schedules and exhibits are omitted because they are either not applicable or not required in this filing.

                               AUDITORS' REPORT

To the Stockholders of
Bracknell Corporation:

We have audited the accompanying consolidated balance sheets of Bracknell Corporation (the "Company") as of October 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for the three years in the period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2000 and 1999 and the results of its operations and its cash flows for the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective November 1, 1998, the Company changed its method of accounting for revenue on certain fixed-price contracts.

Arthur Andersen LLP

December 22, 2000.
Toronto, Canada.

BRACKNELL CORPORATION
CONSOLIDATED BALANCE SHEETS
October 31,                                                                                 2000              1999
------------------------------------------------------------------------------------------------------------------------
($U.S. in thousands)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                            $       4,455       $        427
   Contract receivables, less allowance for doubtful accounts of
      $1,485 in 2000 and $813 in 1999 (Note 4)                                                210,016            124,366
   Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)        81,993             25,902
   Inventory                                                                                    1,901                655
   Prepaid expenses and other assets                                                            6,402              5,422
   Deferred income tax assets (Note 12)                                                         7,493                779
   Income taxes receivable                                                                      2,674                  -
   Current assets of discontinued operations (Note 3)                                               -              9,001
                                                                                        -------------       ------------
         TOTAL CURRENT ASSETS                                                                 314,934            166,552
                                                                                        -------------       ------------

PROPERTY AND EQUIPMENT (Note 6)                                                                18,044              9,229
DEFERRED INCOME TAX ASSETS (Note 12)                                                            1,208              1,514
OTHER ASSETS, net (Note 7)                                                                      9,118              4,918
GOODWILL, net of accumulated amortization of $8,425 (1999- $324)                              189,071             77,767
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS (Note 3)                                                -              8,569
                                                                                        -------------       ------------
TOTAL ASSETS                                                                            $     532,375       $    268,549
                                                                                        =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Borrowings under revolving credit facilities (Notes 9 and 10)                        $      45,292       $     19,935
   Sunbelt Notes and current portion of long-term debt (Note 10)                               40,469                240
   Accounts payable and other accrued expenses                                                130,521             73,294
   Billings in excess of costs and estimated earnings on
      uncompleted contracts (Note 5)                                                           40,242             24,676
   Deferred income tax liabilities (Note 12)                                                    4,093                  -
   Income taxes payable                                                                         4,350              5,067
   Current liabilities of discontinued operations (Note 3)                                          -              5,252
                                                                                        -------------       ------------
         TOTAL CURRENT LIABILITIES                                                            264,967            128,464
                                                                                        -------------       ------------

LONG-TERM DEBT (Notes 9 and 10)                                                               123,817             40,312
DEFERRED INCOME TAX LIABILITIES (Note 12)                                                         272                  -
OTHER LONG-TERM LIABILITIES                                                                     1,200              1,309
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS (Note 3)                                           -              6,084
                                                                                        -------------       ------------
         TOTAL LIABILITIES                                                                    390,256            176,169
                                                                                        -------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY (Note 11)
   Common shares                                                                               91,865             57,029
   Preferred shares                                                                                 -              5,412
   Contributed surplus                                                                            229                229
   Retained earnings                                                                           54,503             31,959
   Cumulative other comprehensive loss                                                         (4,478)            (2,249)
                                                                                        -------------       ------------
         TOTAL STOCKHOLDERS' EQUITY                                                           142,119             92,380
                                                                                        -------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $     532,375       $    268,549
                                                                                        =============       ============

       The accompanying notes are an integral part of these consolidated financial statements.

BRACKNELL CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended October 31,                                                  2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------
($U.S. in thousands, except per share)

Revenues                                                                   $     843,661     $      273,265      $     269,764
Cost of services                                                                 706,902            237,238            239,996
                                                                           -------------     --------------      -------------

Gross profit                                                                     136,759             36,027             29,768

Selling, general and administrative expenses                                      74,678             23,607             21,575
Depreciation and amortization                                                     12,605              2,026              1,362
Restructuring and other charges (Note 15)                                              -              7,609                  -
                                                                           -------------     --------------      -------------

Earnings from operations                                                          49,476              2,785              6,831

Interest expense                                                                 (19,116)              (655)                 -
Interest and other income                                                          1,298              2,236              2,460
                                                                           -------------     --------------      -------------

Earnings before provision for income taxes                                        31,658              4,366              9,291

Provision for income taxes                                                       (11,979)            (1,492)            (4,915)
                                                                           -------------     --------------      -------------

Earnings before extraordinary item and change in accounting method                19,679              2,874              4,376

Extraordinary item, net of tax of $1,231                                          (2,023)                 -                  -
                                                                           -------------     --------------      -------------

Earnings before change in accounting method                                       17,656              2,874              4,376

Change in accounting method                                                            -               (110)                 -
                                                                           -------------     --------------      -------------

Earnings from continuing operations                                               17,656              2,764              4,376

Earnings (loss) from discontinued operations, net of taxes (Note 3)                4,888             (1,380)               234
                                                                           -------------     --------------      -------------

Net earnings                                                               $      22,544     $        1,384      $       4,610
                                                                           =============     ==============      =============

EARNINGS FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEM PER SHARE
    Basic                                                                  $        0.52     $         0.10       $       0.17
    Diluted                                                                         0.51               0.10               0.16

EARNINGS FROM CONTINUING OPERATIONS PER SHARE
    Basic                                                                           0.47               0.10               0.17
    Diluted                                                                         0.46               0.10               0.16

NET EARNINGS PER SHARE
    Basic                                                                           0.60               0.05               0.18
    Diluted                                                                         0.58               0.05               0.17

       The accompanying notes are an integral part of these consolidated financial statements.

BRACKNELL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended October 31,
----------------------------------------------------------------------------------------------------------------------------
($U.S. in thousands)

                                                                    Cumulative
                                                                       Other                       Total       Comprehensive
                                  Common   Preferred  Contributed  Comprehensive    Retained    Stockholders'     Earnings
                                  Stock      Stock      Surplus    Earnings (Loss)  Earnings       Equity          (Loss)
                                ---------  ---------  -----------  --------------  ----------  --------------  -------------
Balance, October 31, 1997       $  30,851  $       -  $         -  $       (856)   $   25,965  $       55,960  $
Shares issued                         176          -            -             -             -             176
Net income                              -          -            -             -         4,610           4,610          4,610
Translation adjustments                 -          -            -        (2,838)            -          (2,838)        (2,838)
                                ---------  ---------  -----------  ------------    ----------  --------------  -------------

Balance, October 31, 1998          31,027          -            -        (3,694)       30,575          57,908          1,772
Shares issued                      26,002      5,412            -             -             -          31,414
Warrants issued                         -          -          229             -             -             229
Net income                              -          -            -             -         1,384           1,384          1,384
Translation adjustments                 -          -            -         1,445             -           1,445          1,445
                                ---------  ---------  -----------  ------------    ----------  --------------  -------------

Balance, October 31, 1999          57,029      5,412          229        (2,249)       31,959          92,380          2,829
Shares issued                      29,424          -            -             -             -          29,424
Shares converted                    5,412     (5,412)           -             -             -               -
Net income                              -          -            -             -        22,544          22,544         22,544
Translation adjustments                 -          -            -        (2,229)            -          (2,229)        (2,229)
                                ---------  ---------  -----------  ------------    ----------  --------------  -------------

Balance, October 31,2000        $  91,865  $       -  $       229  $     (4,478)   $   54,503  $      142,119  $      20,315
                                =========  =========  ===========  ============    ==========  ==============  =============

       The accompanying notes are an integral part of these consolidated financial statements.

BRACKNELL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31,                                                 2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------
($U.S. in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings from continuing operations                                $      17,656  $        2,764  $       4,376
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                           12,605           2,026          1,362
          Provision for deferred income taxes                                     (2,124)         (7,205)         2,648
          Extraordinary item                                                       3,254              -              -
          Other amortization charges                                               1,104              -              -
          Income from long-term investments                                          (74)            (97)          (235)
          Change in accounting policy                                                 -              110             -
          Other                                                                      217             125            (68)

    Changes in operating assets and liabilities,
       net of businesses acquired                                                (56,778)          6,578           (199)
                                                                           -------------  --------------  -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (24,140)          4,301          7,884
                                                                           -------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for businesses acquired, net of cash acquired                      (95,785)        (53,386)        (1,039)
    Purchases of property and equipment                                           (7,849)         (1,682)        (1,681)
    Proceeds from the sale of discontinued operations                             11,694              -              -
    Investment in discontinued operations                                             -               -          (3,706)
    Capitalized acquisition costs                                                 (1,622)             -              -
    Other                                                                         (2,478)            (86)          (133)
                                                                           -------------  --------------  -------------

NET CASH USED IN INVESTING ACTIVITIES                                            (96,040)        (55,154)        (6,559)
                                                                           -------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under term facilities                                             105,139          25,179             -
    Proceeds from the issuance of common stock                                    29,424             325            187
    Borrowings under revolving credit facilities, net                             25,357           5,566             -
    Financing fees                                                                (2,998)         (2,284)            -
    Repayment of term facility                                                      (579)           (995)            -
    Repayment of revolving credit facilities                                          -               -          (1,806)
    Repayment of Sunbelt Notes                                                   (29,423)             -              -
    Payment of long-term service arrangement                                      (2,000)             -              -
    Other                                                                           (712)             -           1,033
                                                                           -------------  --------------  -------------

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                               124,208          27,791           (586)
                                                                           -------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,028         (23,062)           739
CASH AND CASH EQUIVALENTS, beginning of year                                         427          23,489         22,750
                                                                           -------------  --------------  -------------

CASH AND CASH EQUIVALENTS, end of year                                     $       4,455  $          427  $      23,489
                                                                           =============  ==============  =============

SEE NOTE 13 FOR SUPPLEMENTAL CASH FLOW INFORMATION

 The accompanying notes are an integral part of these consolidated financial statements.

1.   BUSINESS AND ORGANIZATION

     Bracknell Corporation ("Bracknell" or the "Company"), a corporation continued under the laws of Ontario, provides a full range of infrastructure services for networks, systems, production facilities and equipment of companies across North America. Bracknell's capabilities include the design and engineering, project management, installation, maintenance and service of increasingly complex and critical infrastructure. Critical infrastructure includes those systems whose incapacity or failure could have a devastating impact on a business. Bracknell provides its services on systems related to voice, data and video wireless and wireline communications, electrical power, lighting, automated controls, heating, ventilation, air conditioning, refrigeration, plumbing and process piping, and low voltage systems, such as fire alarms, security and surveillance.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Generally accepted accounting principles

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

     Basis of presentation

     The consolidated financial statements presented herein include the accounts of the Company and wholly-owned subsidiaries acquired in business combinations accounted for under the purchase method from their respective acquisition dates. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Under U.S. GAAP companies are required to consolidate controlled subsidiaries in which they have a majority (in excess of 50%) of the voting stock interest and continuous control over the determination of the strategic operating, investing and financing policies of over those subsidiaries, and are required to equity account for joint ventures and for investments over which they have significant influence.

     Operating cycle

     The Company's work is performed under cost-plus-fee contracts, fixed-price contracts, and fixed-price contracts modified by incentive and penalty provisions. The length of the contracts varies from one month to approximately 24 months.

     Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Risk concentrations

     In the opinion of management, the significance of credit risk with respect to contract receivables is limited due to the large number of customers and the geographic diversification of the Company's customer base. The Company does not require collateral or other security on most of these accounts. However, the credit risk on these accounts is controlled through credit approvals, lien rights and payment bonds issued on behalf of general contractors and general monitoring procedures. The Company reviews its contract receivables and provides for allowances periodically.

     At October 31, 2000 and 1999, no receivable from any customer exceeded five percent of gross contract receivables nor did any customer's account exceed more than ten percent of contract revenue for any of the periods presented.

     In the course of its operations, the Company is subject to certain risk factors including, but not limited to the following: rapid technological and structural changes in the Company's industries, internal growth and operating strategies, acquisition financing, significant fluctuations in quarterly results, contracts, management of growth, dependence on key personnel, availability of qualified employees, unionized workforce, competition, recoverability of goodwill and potential exposure to environmental liabilities.

     Cash and cash equivalents

     Cash and cash equivalents are short-term, highly-liquid investments that are both readily convertible into known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. At times such investments may be in excess of regulatory limits. However, the Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For purposes of the consolidated statements of cash flows, the Company considers such investments with an original maturity of three months or less to be cash equivalents.

     Inventory

     Inventory consists primarily of purchased materials and supplies used in the ordinary course of business. The inventory is valued at the lower of cost or market, with cost determined on a first-in, first-out ("FIFO") basis.

     Property and equipment

     Property and equipment are recorded at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is provided in amounts sufficient to allocate the cost of the depreciable or amortizable assets to operations over their estimated service lives using the straight-line method.

     Significant replacements and improvements are capitalized; other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income as appropriate. Depreciation is recorded using straight-line methods over the estimated useful lives of the related assets which are as follows:

     Buildings                          20 years
     Machinery and equipment            3 - 7 years
     Leasehold improvements             Term of lease

     Goodwill

     Goodwill, which represents the excess of purchase price over fair value of tangible and identifiable intangible net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 10 to 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. If an impairment is identified, the amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Debt issuance costs

     Debt issuance costs related to the Company's Senior Credit Facility are included in other non-current assets in the accompanying consolidated balance sheets and amortized to interest expense over the scheduled maturity of the debt.

     Deferred acquisition costs

     Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated.

     Warranty costs

     For certain contracts the Company warrants labor for new installations and construction and servicing of existing infrastructure. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

     Contract revenue recognition and contract costs

     Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract (the "cost-to-cost method"). This method is used because management considers costs incurred to be the best available measure of performance of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. The Company does not recognize any gross profit amounts related to change order work performed until it is known that the change orders have been approved by the customer. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Revenue from time and materials service, including maintenance, is recognized when the service is performed.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as insurance, supplies, tools and depreciation. Selling, general and administrative costs are charged to expense as incurred.

     Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

     The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

     In addition, the Company makes investments in various business ventures in which arrangements are made with participants in projects where the Company provides bonding guarantees and cash advances for a share of the participants' project income. Earnings obtained from such activities are recognized in the consolidated statements of income based on the percentage of completion of the related project.

     Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Foreign currency translation

     Monetary assets and liabilities within Bracknell which are denominated in currencies other than U.S. dollars have been translated at the rate of exchange prevailing at the balance sheet date while other balance sheet items are translated at historic rates. Revenue and expense items have been translated at the rate of exchange in effect on the transaction dates. Realized, as well as unrealized, foreign exchange gains and losses are included in earnings in the year in which they occur.

     Financial Instruments

     The carrying amounts reported in the accompanying consolidated balance sheets for contract receivables, accounts payable and other accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the Company's borrowings under revolving credit facilities, long-term debt and capital lease obligations approximate fair value due to interest rates that were comparable to current rates.

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instruments. They are subjective in nature and involve uncertainties and matters of judgement and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Impairment Recognition

     Management evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash flows (undiscounted and without interest) attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized. The amount of impairment loss to be recorded is the difference between the asset's carrying value and the net undiscounted estimated future cash flows. Management believes no material impairment in long-lived assets exists at October 31, 2000.

     Change in Reporting Currency

     Prior to fiscal 1999, the Company prepared and filed its consolidated financial statements in Canadian dollars. During fiscal 1999, the Company adopted the U.S. dollar as its reporting currency for presentation of its consolidated financial statements due to the acquisition of significant U.S. operations. Historical consolidated results have been restated according to SFAS 52.

     Income statements have been translated from the old reporting currency into the new reporting currency using a weighted average exchange rate for the applicable period. Balance sheets have been translated using the applicable period end exchange rates for all periods presented. Because of the strengthening of the Canadian dollar and Bracknell's significant amount of Canadian dollar assets prior to the 1999 acquisitions in the U.S., the change in reporting currency resulted in the Company recognizing a $1,000 foreign exchange gain in 1999.

     Bracknell's subsidiary operations in Canada are of a self-sustaining nature. Cumulative gains or losses arising from the translation of the assets and liabilities of these Canadian operations are recorded as a separate component of shareholders' equity.

     Change in Accounting Method

     In 1999 the Company determined that it would change the method by which income is recorded on major fixed-price contracts. Previously, the Company used a labor-based percentage-of-completion method, whereas it now applies the percentage-of-completion method measured by the ratio of contract costs incurred to date to estimated total contract costs for each contract. Management evaluated the underlying business factors affecting the measurement of progress toward completion and determined that the total cost method more accurately measured the overall progress on the fixed price contract. In addition, the change results in consistent presentation of all Bracknell subsidiaries.

     Reclassifications

     Certain reclassifications have been made to the prior years consolidated financial statements to conform with the basis of presentation used in 2000.

     Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The effective date of SFAS No.133 was delayed one year to fiscal years beginning after June 15, 2000 by SFAS No.137. Management does not believe the implementation of this accounting pronouncement will have a material effect on its financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition," which provides guidance on the application of existing revenue recognition rules for transactions that existing rules do not specifically address. In June 2000, the SEC issued SAB No.101B, which delayed the effective date of SAB No.101. This guidance is effective for the Company's fourth quarter of fiscal 2001. Management does not believe the implementation of this accounting pronouncement will have a material effect on its financial statements.

3.   BUSINESS ACQUISITIONS AND DIVESTITURES

     2001 Acquisition

     On December 22, 2000, Bracknell completed the acquisition of Able Telcom Holding Corp. ("Able"), a telecom network services company. The acquisition will be accounted for under the purchase method of accounting. The equity purchase and working capital requirements were financed with the issuance of approximately 24 million common shares ($125 million), an estimated $85 million from the Company's newly-expanded credit facility and the issuance of $40 million in convertible preferred stock. Concurrent with the close of the transaction, Bracknell amended its credit facility in order to provide working capital financing to the acquired company. See Note 9 "Credit Facility". In addition, the Company issued 2.1 million options to purchase shares at prices ranging from $5.62 to $9.45 per share and 2.4 million warrants at prices ranging from $11.66 to $20.20 per share.

     Pro forma

     The following unaudited pro forma information presents the results of operations as if the Able acquisition and the 2000 acquisitions described below had been completed on November 1, 1999.

                                                           2000
                                                     --------------
     Revenues                                        $   1,307,270
     Earnings from operations                               59,096
     Net loss from continuing operations                   (25,466)
     Net earnings per share
         Basic                                               (0.41)
         Diluted                                             (0.41)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquired businesses had been owned for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations. Pro forma adjustments include, but are not limited to the following: (a) contractually agreed reductions in salaries and benefits for former owners, and certain key employees; (b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) the assumed reductions in interest expense due to unassumed debt and the refinancing of the outstanding indebtedness, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) adjustment to the federal and state income tax provisions based on the combined operations; (e) the exclusion of operating results of business divisions which Bracknell intends to dispose; and (f) the exclusion of charges relating to stock appreciation rights since these rights were eliminated at the time of the merger pursuant to the merger agreement.

     2000 Acquisitions

     On February 14, 2000, the Company acquired 100% of the shares of Sylvan Industrial Piping Inc., Sylvan Industrial Piping of Tennessee, Inc. and Sylvan Industrial Piping of NJ, Inc. (collectively "Sylvan"). The Company paid a total consideration of approximately $22,495 in cash, financed through advances against the Company's Senior Credit Facility. In addition, based on the future financial performance of Sylvan, former shareholders of Sylvan may be entitled to receive an earn-out up to a maximum of $5,000 payable in cash over the next three years.

     On February 23, 2000, the Company acquired 100% of the shares of Highlight Construction Ltd., Highlight Antenna Services Ltd., Highlight Antenna and Tower Services Ltd., Highlight Solutions, Inc., Highlight Towers Ontario Ltd., and Vista Communications Technologies Ltd. (collectively "Highlight"). The Company paid a total consideration of approximately $2,599 in cash, financed through advances against the Company's Senior Credit Facility. In addition, based on the future financial performance of Highlight, former shareholders of Highlight may be entitled to receive an earn-out up to a maximum of $700 payable in cash over the next three years and an additional amount up to $300 depending on the collection of contract receivables.

     On March 9, 2000, the Company acquired 100% of the shares of Sunbelt Integrated Trade Services, Inc. ("Sunbelt"). Immediately following the acquisition of Sunbelt, Sunbelt acquired 100% of the issued and outstanding shares of Inglett & Stubbs Inc., Schmidt Electric Company Inc., Crouch Industries LLC and Pneu-Temp, Inc. (collectively "Sunbelt"). The Company paid a total consideration of approximately $118,771 for Sunbelt (net of cash assumed of $9,400), of which $70,691 was paid in cash through advances against the Senior Credit Facility, with the remaining $48,080 satisfied through the issuance of promissory notes (the "Sunbelt Notes"). The Sunbelt Notes had an initial term of six months, bearing interest at 10.5% per annum, increasing after the first 90 days to 12.5% until repaid. The Sunbelt Notes may also be extended for additional 90-day terms or, to the extent Bracknell does not secure financing to repay the

     Sunbelt Notes when due, the holder can choose to settle the outstanding principal and interest by the issuance of Bracknell common and convertible preferred shares. The Sunbelt Notes were included in the current portion of long-term debt. Former shareholders of Sunbelt may also be entitled to receive an earn-out up to a maximum of $72,600 over the next three years. The earn-out is based on $4.25 for every $1.00 of Sunbelt's average earnings before interest, taxes, depreciation and amortization ("EBITDA") over a three year period in excess of $32,000. In addition, the former shareholders of Sunbelt have the option to receive up to half the earn-out in the Company's common shares at a price of $4.65 per share. Various employees of Sunbelt also received 285,000 options to acquire common shares of the Company that have performance-based vesting.

     The Sylvan, Highlight, and Sunbelt acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management. The results from operations have been included in the accompanying consolidated financial statements beginning on the respective dates of the acquisitions. The net purchase price of $143,865, including acquisition costs was allocated as follows:

               Cash paid net of cash acquired               $    95,785

               Issuance of Sunbelt Notes                         48,080
                                                            -----------
               Purchase price                                   143,865

               Fair value of assets acquired, net of
                  cash acquired                                 (83,207)
               Liabilities assumed                               56,589
                                                            -----------

               Goodwill                                     $   117,247
                                                            ===========

     Certain other purchase price adjustments, including working capital adjustments and payments for earn-outs in respect of previous acquisitions totaling $2,158 were made during fiscal 2000.

     2000 Divestitures

     On May 26, 2000, the Company sold its 50% equity interest in PROFAC Facilities Management Services Inc. to its partner SNC-Lavalin, Inc. for consideration of $15,131 in cash, of which $3,437 is dependent on certain conditions being met in respect of the purchase of NEXACOR by PROFAC. The Company received approximately $11,694 cash at closing with the remaining $3,437 due September 2001. The Company recognized a pre-tax gain on the sale of $7,134 and may record an additional pre-tax gain in excess of $3,437 in September 2001. The prior years financial statements of the Company have been restated to treat PROFAC as a discontinued operation. PROFAC's operating results for all years presented were reflected as "discontinued operations." The statements of earnings for PROFAC were as follows:

                                                                2000            1999            1998
                                                          --------------   -------------     -------------
     Revenue                                              $      20,604    $      23,343     $      23,867
     Earnings before interest, taxes, depreciation
       amortization and restructuring                     $         685    $      (1,875)    $         857
       Depreciation and amortization                               (724)            (486)             (347)
       Interest and other income                                   (715)             171                68
                                                          --------------   -------------     -------------
     Earnings before taxes                                         (754)          (2,190)              578
       Provision for income taxes                                   317             (810)              344
                                                          -------------    -------------     -------------
     Earnings(loss) from discontinued operations                 (1,071)          (1,380)              234

     Gain on sale of discontinued operations                      5,959            -                 -
                                                          -------------    -------------     -------------
     Net earnings (loss)                                  $       4,888    $      (1,380)    $         234
                                                          =============    =============     =============

     Pro Forma

     The following unaudited pro forma information presents the results of operations as if all the 1999 and 2000 acquisitions and divestitures had been completed as of November 1, 1997.

     The following unaudited pro forma consolidated results of operations for the Company assumed that the acquisitions of Preferred, Nationwide, Sylvan, Sunbelt, and Highlight were completed on November 1, 1997, and excluded the effects of discontinued operations and the extraordinary item.

                                             2000        1999         1998
                                          ----------  ----------   ----------
     Revenues                             $  968,257  $  842,944   $  837,596
     Earnings from operations                 58,518      31,291       48,273
     Net earnings                             22,620       6,828       18,143
     Net earnings per share
         Basic                                  0.55        0.20         0.55
         Diluted                                0.54        0.19         0.52

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquired businesses had been owned for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations. Pro forma adjustments include, but are not limited to the following: (a) contractually agreed reductions in salaries and benefits for former owners and certain key employees; (b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) the assumed reductions in interest expense due to unassumed debt and the refinancing of the outstanding indebtedness, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; and (d) adjustment to the federal and state income tax provisions based on the combined operations.

     1999 Acquisitions

     On June 30, 1999, the Company acquired for cash all of the issued and outstanding shares of Preferred Electric Inc. ("Preferred"). The purchase price was $5,902 and was financed by cash on hand. Through 2001, an additional amount, up to a maximum of $3,200, will be payable if certain performance targets are met by Preferred. Total assets acquired and liabilities assumed were approximately $3,002 and $774, respectively. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their anticipated fair values resulted in goodwill of approximately $3,674, which is being amortized to expense over 20 years using the straight-line method. The accompanying consolidated statements of earnings reflect the results of operations of Preferred from the date of acquisition through October 31, 2000.

     September 30, 1999, the Company acquired for cash and common and preferred shares of the Company, all the issued and outstanding common stock of Nationwide Electric, Inc.("Nationwide"). The total purchase price was $78,802, of which $47,484 was paid in cash (which included $1,887 of transaction costs) with the remainder paid with 6,041,638 Bracknell common shares ($25,677), 1,273,535 newly-issued Bracknell convertible preferred shares ($5,412) and warrants entitling the holders to purchase 385,822 of Bracknell's common shares at $4.25 for 18 months ($229). The number of Bracknell common shares issued to the shareholders of Nationwide was determined based upon a value of $4.25 per share. Total assets acquired and liabilities assumed were approximately $79,952 and $73,956, respectively. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their anticipated fair values resulted in goodwill of approximately $72,806 which is being amortized to expense over 20 years using the straight-line method. The accompanying consolidated statements of income reflect the results of operations of Nationwide and Preferred from the date of the acquisition through October 31, 2000.

     The net purchase price of $84,704 for both of these acquisitions, including acquisition costs, was allocated as follows:

     Cash paid net of cash acquired                           $   53,386
     Common shares issued                                         25,677
     Convertible preferred shares issued                           5,412
     Warrants issued                                                 229
                                                              ----------
     Purchase price                                               84,704
     Fair value of assets acquired, net of cash acquired         (82,954)
     Liabilities assumed                                          74,730
                                                              ----------

     Goodwill                                                 $   76,480
                                                              ==========

     1999 Divestitures
     During 1999 the Company sold its 50% interest in National-State Construction Group Inc. for $1,360. Proceeds received from the National-State transaction were $68 in cash with the remainder in the form of a note receivable bearing interest at the prime commercial lending rate with the remainder payable as follows:

     August 30, 2001                                               $   230
     August 30, 2002                                                   427
     August 30, 2003                                                   427
                                                                   -------

                                                                   $ 1,084
                                                                   =======

     The note is secured by the sold shares of National-State and an irrevocable letter of guarantee. There was no gain or loss resulting from this transaction.

4.   CONTRACT RECEIVABLES

     Contract receivables at October 31, 2000 and 1999 were as follows:

                                                        2000           1999
                                                     ----------    ----------
     Contract receivables                            $  184,009    $  108,881
     Retention                                           27,492        16,298
                                                     ----------    ----------
        Subtotal                                        211,501       125,179
     Less:  Allowance for doubtful accounts              (1,485)         (813)
                                                     ----------    ----------
                                                     $  210,016    $  124,366
                                                     ==========    ==========


5.   CONTRACTS IN PROGRESS

     Costs and estimated earnings on uncompleted contracts at October 31, 2000 and 1999 were as follows:

                                                        2000           1999
                                                     ----------    ----------
     Costs incurred on uncompleted contracts         $1,227,499    $  521,575
     Estimated earnings                                 158,806        63,199
                                                     ----------    ----------
                                                      1,386,305       584,774
     Less:  Billings to date                          1,344,554       583,548
                                                     ----------    ----------
                                                     $   41,751    $    1,226
                                                     ==========    ==========

     Included in the accompanying consolidated balance sheets under the following caption were the following:

                                                                     2000            1999
                                                                  ---------      ---------
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                     $  81,993      $  25,902
     Billings in excess of costs and estimated earnings on
        uncompleted contracts                                       (40,242)       (24,676)
                                                                  ---------      ---------
                                                                  $  41,751      $   1,226
                                                                  =========      =========

6.   PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2000 and 1999 was as follows:

                                                                          2000
                                                --------------------------------------------------------
                                                                      Accumulated
                                                                      Depreciation/          Net Book
                                                      Cost           Amortization              Value
                                                -------------      ---------------        --------------
     Land                                       $         175      $             -        $          175
     Buildings                                            607                  199                   408
     Machinery and equipment                           33,213               19,638                13,575
     Leasehold improvements                             6,015                2,129                 3,886
                                                 ------------      ---------------        --------------
                                                 $     40,010      $        21,966       $        18,044
                                                 ============      ===============        ==============

                                                                           1999
                                                 -------------------------------------------------------
                                                                       Accumulated
                                                                      Depreciation/          Net Book
                                                      Cost            Amortization            Value
                                                 -------------------------------------------------------
     Land                                        $         181       $            -      $           181
     Buildings                                             470                  170                  300
     Machinery and equipment                            19,430               11,021                8,409
     Leasehold improvements                              1,337                  998                  339
                                                 -------------       --------------      ---------------
                                                 $      21,418       $       12,189      $         9,229
                                                 =============       ==============      ===============

7.   OTHER ASSETS

     Other assets at October 31, 2000 and 1999 were as follows:

                                                                                2000                 1999
                                                                             ----------           -----------
     Deferred financing fees, net of amortization of $495 (1999-$14)         $    2,247           $     2,304
     Capitalized acquisition costs                                                1,622                   271
     Long-term portion of note receivable arising from
       sale of National-State                                                       854                 1,122
     Long-term service arrangement fee, net of amortization
       of $126 (1999 - nil)                                                       1,874                     -
     Long-term investments                                                            -                    24
     Other                                                                        2,521                 1,197
                                                                             -----------           -----------
                                                                             $     9,118           $     4,918
                                                                             ===========           ===========

8.       JOINT VENTURES

         The Company engaged in joint ventures for jointly controlled enterprises and jointly controlled operations. These were reflected in the accompanying consolidated financial statements under the caption other assets using the equity method of accounting. In fiscal 2000 these joint ventures no longer carried on any activities.

         During 1999 the Company entered into an agreement with its joint venture partner on the Cardinal Co-generation project, which had been the subject of significant claims both by and against the owner, whereby all risks and rewards associated with the settlement of these claims would reside with the other joint venture partner. As a result of entering into this agreement, the Company recorded an additional loss of $2,343 in 1999 which has been reflected in restructuring and other charges.

9.       CREDIT FACILITY

         Subsequent to year end the Company renegotiated its senior credit facility and currently has in place credit facilities with total availability of $370,000 under two senior credit agreements with a syndicate of banks. The operating facilities are 364-day renewable facilities and the term facilities mature on October 31, 2004. The credit facility, made up of $250,000 in term commitments and $120,000 in operating commitments, was amended to its current amount from $212,500 as at October 31, 2000, to provide for the acquisition of Able Telcom and the repayment of the Sunbelt Notes. See Note 3 "Business Acquisitions and Divestitures". Concurrent with the closing of the Able Telcom acquisition, $105,000 of term debt was drawn to provide capital financing to the acquired company. The Company is also committed to receive $40,000 from the sale of convertible preferred shares associated with the Able Telcom acquisition in the first quarter of fiscal 2001. At October 31, 2000, the Company's drawings under the facility were as follows:

                                                                      Drawn at
                                                                     October 31,
         Commitment                            Available                2000
         ----------                         -------------          --------------
         Canadian Operating                 $      25,000          $       18,792
         U.S. Operating                            42,500                  26,500
         Canadian Term                             30,000                  29,598
         U.S. Term                                115,000                 115,000
                                            -------------         ---------------

                                            $     212,500          $      189,890
                                            =============         ===============

         As of October 31, 2000, the available borrowings under the Canadian operating facility were $5,072 after giving effect to outstanding letters of credit of $1,136.

         As of October 31, 2000, borrowings under these bore interest at LIBOR plus 2.75% or prime rate plus 1.75%. However, rates can vary between 1.75% to 4.25% over LIBOR or 0.75% to 3.25% over the prime rate based on the Company's ratio of total net debt to consolidated earnings before interest, taxes, depreciation and amortization. The operating facilities, which are revolving credit facilities, may be used only for general corporate purposes and not for acquisitions. The term facilities require repayments of 5% per quarter for the 11 quarters beginning April 30, 2001, increasing to 10% for the next three quarters and 15% for the final quarter.

         As a result of amending and restating the credit facility, the Company charged to expense in fiscal 2000, financing fees of $3,254 associated with the original facility. Fees associated with the next amended and restated agreement in the amount of $2,247 are being amortized over the remainder of the five year period of the facility. As a result of the credit facility amendment subsequent to year end, these financing fees will be charged to expense in the first quarter of fiscal 2001.

         The facility is secured by a charge on all assets of the Company, including the pledges of all shares of the Company's subsidiaries. The facility restricts other pledges of all material assets. The credit facility requires compliance with usual and customary covenants for a credit facility of this nature including a limitation on the payment of dividends on common shares and the consent of the lenders for acquisitions that do not satisfy specified criteria and financial covenants.

10.      LONG-TERM DEBT


         Long-term debt as of October 31, 2000 and 1999 was as follows:

                                                  2000          1999
                                               -----------   -----------

         Term commitments (See Note 9)         $   144,598   $    40,000
         Other                                       1,051           552
                                               -----------   -----------
                                                   145,649        40,552

         Less: Current portion                      21,832           240
                                               -----------   -----------
                Total                          $   123,817   $    40,312
                                               ===========   ===========

         Aggregate annual maturities of long-term debt during the following periods were as follows:

                                                  Years ending October 31,

              2001                                              $   21,832
              2002                                                  28,920
              2003                                                  28,920
              2004                                                  65,977
                                                                ----------

                                                                $  145,649
                                                                ==========

         An additional $15,750 of principal repayments are due in fiscal 2001 on the $105,000 drawn under the credit facility to fund Able transaction. See Note 9 "Credit Facility."

         Total interest expense on long-term debt was $11,368, $289 and nil for the years ended October 31, 2000, 1999 and 1998, respectively. For the fiscal year ended October 31, 2000, the weighted average interest rate was 10.4%.

11.      SHAREHOLDERS' EQUITY

         Common Stock

         Authorized common stock consists of an unlimited number of no par value common shares.

         At October 31, 2000 and 1999 common shares issued and outstanding consisted of 40,679,738 shares and 32,546,975 shares, respectively.

         On March 31, 2000, the Company completed a public offering of 6,000,000 common shares in Canada at a price of Cdn $7.00 per share. On April 13, 2000, the underwriters exercised their full over-allotment option of 600,000 shares. After underwriter fees and expenses of $2,466, the Company received net proceeds of $28,823 which were utilized to repay a portion of the Sunbelt Notes.

         Preferred Stock

         Preferred stock consists of an unlimited number of preferred shares issuable in series of which one series is designated Series A. Series A preferred shares are cumulative, redeemable, retractable, convertible preferred shares. On February 29, 2000, the shareholders approved the conversion of each of the Company's 9.5% Convertible Preferred Shares Series A into one common share of the Company.

         Warrants

         The Company has warrants outstanding entitling the holders to purchase 385,822 common shares at $4.25 until March 31, 2001.

         Stock Options

         The Company maintains a stock option plan which is administered by the Board of Directors. All non-unionized employees are eligible to participate in the plan. The option plan is considered to be non-compensatory. As a result of option holders exercising their options, 259,228 and 132,500 shares were issued resulting in a credit to equity for the net proceeds of $601 and $325 for the fiscal years ended October 31, 2000 and 1999, respectively.

         Stock options granted vest in equal tranches over three years commencing on the date of employment. The Company has also granted performance-based stock options that vest in seven years. These options may vest on an accelerated basis in equal tranches over three years from the date of grant so long as the Company's shareholders experience at least 20% compounded growth in share price over the exercise price within each of the three years from the date of grant, measured on the basis of the 20-trading-day average closing price for Bracknell common shares on The Toronto Stock Exchange. Options issued under the stock option plan may be exercised during a period determined by the Board which may not exceed ten years.

         Of the options below, 1,564,554 were exercisable at October 31, 2000. Exercise prices range between Cdn $2.70 and Cdn $6.75 per share which were equal to the market prices at the time the options were granted. These options expire between January 19, 2002, and January 26, 2007.

         The Company may grant options for up to 4,280,344 shares under the stock option plan ("SOP"). The Company has 5,016,484 outstanding options as of October 31, 2000 under the SOP, 736,140 of which are subject to shareholder approval. The exercise price in respect to any option issued under the SOP is required to be fixed by the board and may not be less than the closing price of the common shares on the day prior to the day on which the option is granted. Options issued under the SOP may be exercised during a period determined by the Board, which may not exceed ten years.

         Activity under the SOP in U.S. dollars was as follows:

                                                   2000                          1999                          1998
                                        -------------------------      --------------------------   ---------------------------
                                                        Weighted                       Weighted                       Weighted
                                                         Average                        Average                        Average
                                                        Exercise                       Exercise                       Exercise
                                          Shares          Price         Shares           Price         Shares           Price
                                        -----------    ----------      -----------    -----------   ------------     ----------
       Options outstanding
          at beginning of period          3,431,594    $     3.67        1,085,000    $      2.09      1,085,000     $      1.99
       Granted                            2,089,152          4.56        2,580,594           4.25        100,000            2.97
       Cancelled                            245,034          4.17          101,500           3.92          -                -
       Exercised                            259,228          2.33          132,500           2.47        100,000            1.74
                                        -----------    ----------      -----------    -----------   ------------     -----------
       Options outstanding
          at end of period                5,016,484    $     4.30        3,431,594    $      3.67      1,085,000     $      2.09
                                        ===========    ==========      ===========    ===========   ============     ===========
       Exercisable at
          end of period                   1,564,554    $     3.92        1,505,149    $      3.10        992,500     $      2.00
                                        ===========    ==========      ===========    ===========   ============     ===========

         Additional earnings per share disclosure in accordance with APB 30 was as follows:

                                                                         2000           1999           1998
                                                                    -------------  --------------  -------------
         Earnings per share - basic
         Earnings from continuing operations before change in
             accounting policy and extraordinary item                        0.53           0.10            0.17
         Loss from extraordinary item                                       (0.06)             -               -
         Earnings(loss) from discontinued operations                         0.13          (0.05)           0.01

         Earnings per share -diluted
         Earnings from continuing operations before change in
             accounting policy and extraordinary item                        0.51           0.10            0.16
         Loss from extraordinary item                                       (0.05)             -               -
         Earnings(loss) from discontinued operations                         0.12          (0.05)           0.01

         Earnings (Loss) Per Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, ("Earnings per share") ("SFAS 128") which was effective for all periods ending after December 15, 1997. SFAS 128 sets forth requirements for computing basic and diluted earnings per share. Basic income per common share was computed by dividing net income applicable to common stock by the weighted average number of common shares and contingently-issuable shares for which all conditions of issuance have been satisfied.

         The following was a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share.

                                                                                                        Per Share
                                                                     Numerator       Denominator          Amount
                                                                    -----------      ------------      -----------
         For the year ended October 31, 2000
         BASIC EPS
         Earnings available to common stockholders                  $    22,544            37,749      $      0.60
         Dilutive effect of stock options                                                     909
                                                                    -----------      ------------      -----------

         DILUTED EPS
         Earnings available to common stockholders + assumed
             conversion                                             $    22,544            38,658      $      0.58
                                                                    ===========      ============      ===========

         For the year ended October 31, 1999
         BASIC EPS
         Earnings available to common stockholders                  $     1,384            27,003      $      0.05
         Dilutive effect of stock options                                                     662
                                                                    -----------      ------------      -----------

         DILUTED EPS
         Earnings available to common stockholders + assumed
             conversion                                             $     1,384            27,665      $      0.05
                                                                    ===========      ============      ===========

         For the year ended October 31, 1998
         BASIC EPS
         Earnings available to common stockholders                  $     4,610            26,323      $      0.18
         Dilutive effect of stock options                                                     455
                                                                    -----------      ------------      -----------

         DILUTED EPS
         Earnings available to common stockholders + assumed
             conversion                                             $     4,610            26,778      $      0.17
                                                                    ===========      ============      ===========

         Stock Based Compensation

         The Company accounts for the issuance of incentive stock options pursuant to accounting standard APB No. 25 "Accounting for Stock Issued to Employees." The intrinsic value method prescribed by APB No. 25 requires that the Company recognize compensation expense as the amount by which the fair value of the stock exceeds the exercise price of incentive stock options at the date of grant. At the date of grant, none of the Company's incentive stock options had an exercise price that was less than the fair value of the related stock.

         Consequently pursuant to APB No. 25, the Company's consolidated financial statements as presented herein conform in all material respects with US GAAP. However, had the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation", the pro forma disclosure of the Company's earnings and earnings per share would be as follows:

                                                                     2000             1999              1998
                                                                -------------    --------------     -------------
         Net earnings under U.S. GAAP                           $      22,544    $        1,384     $       4,610
         Stock-based compensation                                      (3,522)           (1,574)             (215)
         Tax effect                                                     1,331               560                90
                                                                -------------    --------------     -------------

         Pro forma net earnings                                 $      20,353    $          370     $       4,485
                                                                =============    ==============     =============

         Pro forma net earnings per share - basic               $        0.54    $        0.01      $        0.17
         Pro forma net earnings per share - diluted                      0.48             0.01               0.16

         Significant assumptions were as follows:

         Weighted average:
         Fair value of options granted in the period            $        3.51    $        1.70      $        1.42
         Risk-free interest rate                                         5.8%              5.4%              5.9%
         Expected dividend yield rate                                       -                 -                 -
         Expected volatility rate                                       50.8%             32.8%             32.8%
         Expected life of option(years)                                   9.8               8.0              7.0

12.      INCOME TAXES

         The components of income tax expense for the years ended October 31, 2000, 1999 and 1998 are were as follows:

                                                   2000               1999               1998
                                              -------------      --------------      -------------
         Current                              $      14,103      $        8,697      $       2,267
         Deferred                                    (2,124)             (7,205)             2,648
                                              -------------      --------------      -------------

                                              $      11,979      $        1,492      $       4,915
                                              =============      ==============      =============

         A reconciliation of the Company's effective income tax rate as compared to the tax provision calculated by applying the Canadian statutory rate to the income before income taxes for the years ended October 31, 2000, 1999 and 1998 was as follows:

                                                                         2000           1999           1998
                                                                     ------------  -------------   ------------
         Canadian statutory income tax rate                                44.0%          44.5%           44.5%
         Effect of foreign tax rates                                       (5.2)             -               -
         Change in valuation allowance                                        -          (16.1)            3.8
         Non-taxable capital gains                                            -              -            (3.5)
         Non-taxable foreign currency translation                             -           (7.6)              -
         Non-deductible goodwill                                            6.2            3.9             1.4
         Other                                                             (7.2)           9.5             6.7
                                                                     ----------    -----------     -----------

                                                                           37.8%          34.2%           52.9%
                                                                     ==========    ===========     ===========

         The tax effects of temporary differences that give rise to significant portions of the current deferred income tax assets and liabilities at October 31, 2000 and 1999 were as follows:

                                                                                     2000             1999
                                                                               ---------------  --------------
         Assets
         ------
         Contract accounting                                                   $           132  $       (1,392)
         Non-deductible reserves                                                         6,558           2,035
         Other                                                                             803             136
                                                                               ---------------  --------------

                                                                               $         7,493  $          779
                                                                               ===============  ==============

         Liabilities
         -----------
         Contract accounting                                                  $          4,237  $            -
         Non-deductible reserves                                                          (221)              -
         Other                                                                              77               -
                                                                              ----------------  --------------

                                                                              $          4,093  $            -
                                                                              ================  ==============

         $41 of current deferred income tax assets and $68 of current deferred income tax liabilities were acquired during the year through acquisitions.

         The tax effects of temporary differences that give rise to significant portions of the long-term deferred income tax assets and liabilities at October 31, 2000 and 1999 were as follows:

                                                                                    2000             1999
                                                                              ----------------  --------------
         Assets
         ------
         Net operating loss carryforwards                                     $          1,145  $           78
         Property, equipment and intangibles, due to decelerated
           depreciation and amortization                                                 1,184             956
         Non-deductible reserves                                                        (1,121)            480
                                                                              ----------------  --------------

                                                                              $          1,208  $        1,514
                                                                              ================  ==============
         Liabilities
         -----------
         Property, equipment and intangibles, due to acelerated
           depreciation and amortization                                      $           272   $            -
                                                                              ===============   ==============

         $54 of long-term deferred income tax liabilities were acquired during fiscal 2000 through acquisitions.

         The valuation allowance decreased by $933 for the year ended October 31, 1999. Management has considered certain tax planning strategies as permitted under SFAS 109 "Accounting for Income Taxes." Management has determined that the tax benefits associated with the recorded deferred income tax assets, net of valuation allowance, are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences.

         At October 31, 2000, the Company had loss carryforwards for federal income tax purposes of approximately $2,327 which are available to offset future federal taxable income, if any, expiring in 2007.

13.      SUPPLEMENTAL FINANCIAL INFORMATION

         The Company paid $14,716, $223 and $385 in interest for the years ended October 31, 2000, 1999 and 1998, respectively.

         The Company paid $18,595, $7,179 and $843 in income taxes for the years ended October 31, 2000, 1999 and 1998, respectively.

         The Company recorded the following significant non-cash items for the years ended October 31, 2000 and 1999, respectively:

                                                                                2000             1999
                                                                          ---------------   ---------------
         Property and equipment acquired through the issuance
           of capital lease obligations                                   $           180   $           780
                                                                          ===============   ===============

         Notes issued in lieu of cash for Sunbelt acquisition             $        48,080   $             -
                                                                          ===============   ===============


14.      RELATED PARTY TRANSACTIONS

         Management believes transactions with related parties were under terms no less favorable to the Company than those arranged with other parties.

         Leases

         The Company leases certain of its office space, production facilities and certain equipment from related parties. These multiple lease agreements require base monthly payments of $116 at October 31, 2000, and have been classified as operating leases. These leases require the Company to provide insurance, repairs and maintenance, and to pay real estate taxes on the leased property. These leases expire between 2003 and 2009. Lease expense for the year ended October 31, 2000, was approximately $1,117 (1999- $41, 1998- nil).

         Notes

         The Sunbelt Notes in the amount of $48,080 referred to in Note 3 were issued to former owners of Sunbelt as partial consideration of the share acquisition purchase price. The Sunbelt Notes had an initial term of six months, bearing interest at 10.5% per annum, increasing after the first 90 days to 12.5% until repaid. The Sunbelt Notes may also be extended for additional 90-day terms or, to the extent Bracknell does not secure financing to repay the Sunbelt Notes when due, the holder can choose to settle the outstanding principal and interest then due by the issuance of Bracknell common and convertible preferred shares. The Sunbelt Notes are included in the current portion of long-term debt.

         Other

         The Company, in the ordinary course of business, performs work for its joint ventures on normal commercial terms and provides cash and guarantee facilities in accordance with joint venture participant arrangements.

         The Company also provides and receives cash advances to and from affiliated companies and business ventures. Advances made and cash distribution receipts are mainly of a project nature and are interest free.

15.      RESTRUCTURING AND OTHER CHARGES

         The restructuring and other charges incurred in 1999 resulted from the retirement of former executives and management changes at Bracknell and its wholly-owned subsidiary, The State Group Limited, in an amount of $5,266 with the remainder relating to the settlement of the dispute on the Cardinal project. The remaining balance of these accruals was $1,253 as at October 31, 2000 (1999- $4,420).

16.      COMMITMENTS AND CONTINGENCIES

         The Company is involved in claims and litigation primarily arising from the normal course of business for the reimbursement of costs of additional work and of additional costs incurred due to changed conditions. Any settlements or awards will be recognized when the outcome and amounts are determinable. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated results of operations or financial position.

         In the normal course of business, the Company is required to provide performance bonds and/or payment bonds in respect of certain contracts that guarantee payment for labor, material and services in the event of default by the Company. The Company has executed an indemnity agreement in favor of the surety of these bonds. In addition, the Company provides bonding for its various joint venture and investment interests.

         Legal

         There is a dispute involving a claim for wrongful termination of a contract at one of the Company's subsidiaries which has resulted in litigation. The original value of the contract was $30,900. At the time of termination, $14,900 had been paid under the contract with undisputed receivables outstanding on the project of $9,100. Unbilled change orders are not expected to exceed 30% of the original contract value. The reason for the termination has not been particularized and therefore the ultimate outcome of this matter cannot be predicted with certainty. The Company believes that its claim for wrongful termination has merit and that there are substantive defenses to any potential counterclaims.

         In October 1997, The Allison Company ("Allison"), a subsidiary of Nationwide acquired in October 1998, was named as a defendant in a lawsuit arising out of electrical work performed by Allison as a subcontractor. The initial complaint filed against the general contractor for the project alleges the system installed by Allison was defective. Allison denies any responsibility for the claims on the basis that, among other things, installation was in accordance with the approved plans and specifications of the project. Prior to its acquisition by Nationwide, Allison entered into mediation in an effort to settle the lawsuit. Based on a settlement offer made during mediation of such lawsuit, Allison recorded a $1,200 liability. Such liability was reflected in the consolidated balance sheets within other long-term liabilities. Under the Stock Purchase Agreement entered into with Nationwide, former stockholders of Allison have agreed to indemnify Nationwide for settlements reached in the above matter. Accordingly, Nationwide recorded an asset of $720 (which is net of associated tax benefit) to reflect such indemnification.

         Self-Insurance

         The Company carries a broad range of insurance coverage, including business auto liability, business property liability, workers' compensation, general liability and an umbrella policy. The accruals are based on known facts and historical trends and management believes such accruals to be adequate.

         Quality Mechanical Contractors Inc., ("Quality"), a wholly-owned subsidiary of the Company, is a self-insured employer in the Nevada Workers Compensation Program. The plan is administered by a licensed third party administrator. The Company is indemnified for any damages related to workers compensation claims in excess of $250 and up to $1,000 for each accident. As of October 31, 2000, $54 for estimated future claims was recorded in the accompanying consolidated balance sheet in accrued expenses. The Company has provided a self insurance bond of $187 as a condition to participate in the self-insured program, which remained outstanding as of October 31, 2000.

         Unionized Labor Force

         Certain of the subsidiaries are party to various collective bargaining agreements with certain of their employees. The agreements require the subsidiaries to pay specified wages and provide certain benefits to union employees. These agreements expire at various times.

         Union-Administered Benefit Plans

         In connection with its collective bargaining agreements with various unions, the Company participates with other companies in the unions' multi-employer pension plans. These plans cover all of the Company's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or upon termination of, such plan. The Company has no plans to withdraw from these plans. The plans do not maintain information on net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable are not ascertainable at this time.

         Defined Contribution Plan

         Under the various defined contribution plans the annual contributions required by the Company are generally determined based on a percentage of eligible wages, the level of the Company's return on sales and return on net assets or at the discretion of the Board of Directors. Company contributions for these plans were approximately $2,810 ($602 in respect of fiscal 2000 acquisitions, and $2,208 in respect of fiscal 1999 acquisitions), $402 and nil in 2000, 1999 and 1998, respectively.

         Employee Stock Purchase Plan

         The Company maintains voluntary employee stock purchase plans (the "Plan"). The Plan allows participants to purchase the Company's common stock through payroll deductions ranging from 2% to 10%. The Company will match 50% of the participants' purchase up to 4% of participants' earnings. The Plan covers full-time, non-union employees who have completed 12 months of continuous service (1,650 hours, excluding overtime). In addition, the participants must work at least 1,400 hours per Plan year. For the year ended October 31, 2000, the Company matched approximately $215 (1999- $113, 1998- $109) of participants' stock purchases that were expensed as incurred.

         Operating Leases

         The Company leases offices, warehouse facilities and field vehicles that are classified as operating leases. Annual minimum lease payments under these non-cancellable operating leases during the following periods were as follows:

                                                          Year Ending
                                                          -----------
         October 31, 2001                                 $     4,924
         October 31, 2002                                       3,403
         October 31, 2003                                       2,976
         October 31, 2004                                       2,505
         October 31, 2005, and thereafter                       3,431
                                                          -----------
                                                          $    17,239
                                                          ===========

17.      SEGMENTED INFORMATION

         The Company operates in one reportable segment as a facilities infrastructure services provider. The Company designs, installs and maintains the networks, systems and facilities supporting the operations of commercial, industrial, special technologies and telecom customers. Each of these services is provided by various of the Company's subsidiaries and discrete financial information is not provided to management at the customer level. The following table presents information regarding revenues from the customer groupings noted above.

        Revenues:

                                                 2000                  1999                  1998
                                           -----------------------------------------------------------
        Commercial                         $       233,343       $        91,023       $        89,895

        Industrial                                 354,540               175,215               172,930

        Special Technologies                       120,370                     -                     -

        Telecom                                    135,408                 7,027                 6,940

                                           ---------------       ---------------       ---------------
                                           $       843,661       $       273,265       $       269,765
                                           ===============       ===============       ===============

       The Company had operations in the United States, Canada and Other as follows:

        2000 Geographic Segment:
        ------------------------
                                                  U.S.          Canada          Other          Total
                                                  ----          ------          -----          -----
        Revenue                               $  625,246       $  214,570     $    3,845     $  843,661
        Total assets                             255,319          277,056              -        532,375

        1999 Geographic Segment:
        ------------------------
                                                  U.S.          Canada          Other          Total
                                                  ----          ------          -----          -----

        Revenue                               $   86,920       $  181,039     $    5,306     $  273,265
        Total assets                             177,258           89,483          1,808        268,549


        1998 Geographic Segment:
        -----------------------
                                                  U.S.          Canada          Other          Total
                                                  ----          ------          -----          -----
        Revenue                               $   44,139       $  200,761     $   24,865     $  269,765
        Total assets                              11,485          118,270          3,889        133,644

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2001
                                    BRACKNELL CORPORATION

                                    By:      /s/ Paul D. Melnuk
                                         ---------------------------------------
                                         Name:    Paul D. Melnuk
                                         Title:   President and Chief Executive
                                                  Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                                 Title                              Date
           /s/ Paul D. Melnuk
-----------------------------------------
             Paul D. Melnuk                        President and Chief Executive Officer, Director      March 6, 2001

           /s/ John A. Witham                      Executive Vice President and Chief Financial
-----------------------------------------          Officer (principal financial officer)
             John A. Witham                                                                             March 6, 2001

         /s/ James A. Beukelman                    Vice President, Finance and Corporate Controller
-----------------------------------------          (principal accounting officer)
           James A. Beukelman                                                                           March 6, 2001

         /s/ Gilbert S. Bennett
-----------------------------------------
           Gilbert S. Bennett                      Chairman of the Board of Directors                   March 6, 2001

           /s/ Jean-Rene Halde
-----------------------------------------
             Jean-Rene Halde                       Director                                             March 6, 2001

          /s/ Michael D. Hanna
-----------------------------------------
            Michael D. Hanna                       Director                                             March 6, 2001

             /s/ Wade C. Lau
-----------------------------------------
               Wade C. Lau                         Director                                             March 6, 2001

         /s/ James W. Moir, Jr.
-----------------------------------------
           James W. Moir, Jr.                      Director                                             March 6, 2001

             /s/ Tom P. Muir
-----------------------------------------
               Tom P. Muir                         Director                                             March 6, 2001

          /s/ Gregory J. Orman
-----------------------------------------
            Gregory J. Orman                       Director                                             March 6, 2001

            /s/ Allan R. Twa
-----------------------------------------
              Allan R. Twa                         Director                                             March 6, 2001