Form 10-Q
period 2001-01-31
BRACKNELL CORP
filed 2001-03-19
CIK 1110891

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
            (Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-30966

                              BRACKNELL CORPORATION
             (Exact name of registrant as specified in its charter)


             Ontario, Canada                                   Not Applicable
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

         121 South Eighth Street
               Suite 1100                                           55402
         Minneapolis, Minnesota                                  (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 604-0101

          150 York Street, Suite 1506, Toronto Ontario, Canada M5H 3S5
                 (Former address of principal executive offices)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Number of shares of registrant's common stock outstanding as of March 14, 2001: 64,386,784


--------------------------------------------------------------------------------

                              BRACKNELL CORPORATION

                                 FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)
     Consolidated Balance Sheets at January 31, 2001 and October 31, 2000.................................     1
     Consolidated Statements of Earnings for the Three Months Ended January 31, 2001 and 2000.............     2
     Consolidated Statements of Cash Flow for the Three Months Ended January 31, 2001 and 2000............     3
     Notes to Consolidated Financial Statements...........................................................     4
     Report of Independent Public Accountants.............................................................     8

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........     9

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................    13


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..............................................................................    14

ITEM 2.    Changes in Securities and Use of Proceeds......................................................    14

ITEM 3.    Defaults Upon Senior Securities................................................................    14

ITEM 4.    Submission of Matters to a Vote of Security Holders............................................    15

ITEM 5.    Other Information..............................................................................    15

ITEM 6.    Exhibits and Reports on Form 8-K...............................................................    15

Signature  ...............................................................................................    16

BRACKNELL CORPORATION
Consolidated Balance Sheets
Unaudited

                                                                               January 31,         October 31,
(U.S. GAAP in thousands of U.S. dollars)                                          2001                2000
----------------------------------------------------------------------------------------------------------------
                                     Assets
Current assets:
Cash and cash equivalents                                                    $      3,790       $       4,455
Contract and accounts receivables, net                                            310,618             210,016
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                          122,237              81,993
Inventory                                                                           3,005               1,901
Prepaid expenses and other assets                                                   8,987               6,402
Deferred income taxes                                                               4,721               7,493
Income taxes receivable                                                             1,643               2,674
Current assets held for sale                                                       10,000                  --
----------------------------------------------------------------------------------------------------------------
     Total current assets                                                         465,001             314,934
Capital assets, net                                                                27,996              18,044
Deferred income taxes                                                              48,477               1,208
Other long-term assets                                                             19,753               9,118
Networks under construction                                                       135,235                  --
Intangible assets, net                                                             44,813                  --
Goodwill, net                                                                     319,372             189,071
----------------------------------------------------------------------------------------------------------------
     Total assets                                                            $  1,060,647        $    532,375
================================================================================================================

                      Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under revolving credit facilities                                 $     36,960        $     45,292
Current portion of long-term debt and Sunbelt Notes                                54,409              40,469
Accounts payable and other accrued liabilities                                    237,553             130,521
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                          108,911              40,242
Income taxes payable                                                                   --               4,350
Deferred income taxes                                                               3,922               4,093
Current liabilities held for sale                                                  14,043                  --
----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    455,798             264,967
Long-term debt                                                                    210,363             123,817
Deferred income taxes                                                              11,514                 272
Long-term deferred revenues                                                        58,174                  --
Other long-term liabilities                                                        19,671               1,200
----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                            755,520             390,256
----------------------------------------------------------------------------------------------------------------

Mandatorily redeemable convertible preferred stock                                 40,000                  --

                      Stockholders' Equity
Common stock                                                                      206,572              91,865
Contributed surplus                                                                 4,706                 229
Retained earnings                                                                  57,136              54,503
Cumulative other comprehensive loss                                                (3,287)             (4,478)
----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   265,127             142,119
----------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                              $  1,060,647        $    532,375
================================================================================================================

       The accompanying notes are an integral part of these consolidated financial statements.

BRACKNELL CORPORATION
Consolidated Statements of Earnings
Unaudited
For the three months ended January 31,


(U.S. GAAP in thousands of U.S. dollars, except per share amounts)                 2001               2000
---------------------------------------------------------------------------------------------------------------
Revenues                                                                       $   266,098        $   146,085

Cost of services                                                                   224,016            124,903
---------------------------------------------------------------------------------------------------------------
Gross margin                                                                        42,082             21,182

Selling, general and administrative expenses                                        22,899             12,903
Depreciation and amortization                                                        5,163              1,825
---------------------------------------------------------------------------------------------------------------
Earnings from operations                                                            14,020              6,454

Interest expense, net                                                                6,951              1,905
Other expense (income)                                                                 969                (74)
---------------------------------------------------------------------------------------------------------------
Earnings before provision for income taxes                                           6,100              4,623

Provision for income taxes                                                           2,175              1,822
---------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item and discontinued operations                       3,925              2,801

Extraordinary item, net of taxes of $554                                             1,292                 --
---------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations                                              2,633              2,801

Loss from discontinued operations, net of taxes                                         --                  8
---------------------------------------------------------------------------------------------------------------
Net earnings                                                                   $     2,633        $     2,793
===============================================================================================================

Earnings per share
Earnings before extraordinary item and discontinued operations
     Basic                                                                     $      0.08        $      0.09
     Diluted                                                                          0.07               0.08

Impact of extraordinary item on earnings per share
     Basic                                                                     $      0.03        $        --
     Diluted                                                                          0.02                 --

Earnings before discontinued operations
     Basic                                                                     $      0.05        $      0.09
     Diluted                                                                          0.05               0.08

Net earnings
     Basic                                                                     $      0.05        $      0.09
     Diluted                                                                          0.05               0.08




        The accompanying notes are an integral part of these consolidated financial statements.

BRACKNELL CORPORATION
Consolidated Statements of Cash Flow
Unaudited
For the three months ended January 31,


(U.S. GAAP in thousands of U.S. dollars)                                           2001               2000
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                   $     2,633        $     2,793
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                   5,163              1,825
     Provision for deferred income taxes                                               555                 --
     Write-off of deferred financing fees                                            1,292                 --
     Other                                                                              35                442
Change in operating assets and liabilities, excluding assets
   acquired and liabilities assumed in acquisitions                                (82,623)           (14,822)
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (72,945)            (9,762)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net                                                           (1,650)            (1,007)
Long-term investments and acquisitions                                             (15,197)                --
Other                                                                                 (150)              (493)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (16,997)            (1,500)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs                                                                     (2,139)            (1,216)
Net proceeds from exercise of options                                                  482                 --
Net proceeds from the issuance of preferred stock                                   40,000                 --
Borrowings under term facilities                                                   105,071                 --
Borrowings under revolving credit facilities, net                                   (8,332)            13,540
Repayment of term facilities                                                       (35,394)              (305)
Repayment of Sunbelt Notes                                                          (9,875)                --
Other                                                                                 (126)               (67)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           89,687             11,952
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                               (410)                --
Net decrease in cash and cash equivalents                                             (665)               690
Cash and cash equivalents, beginning of period                                       4,455                651
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $     3,790        $     1,341
===============================================================================================================

Supplemental disclosure:
   Cash paid for interest                                                      $     4,396        $       924
   Cash paid for income taxes                                                        2,727              2,842
   Common stock issued for acquisitions                                            118,702                 --




        The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q - PART I
ITEM 1.    Financial Statements (continued)

Bracknell Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
January 31, 2001
(tabular dollar amounts in thousands of U.S. dollars)


1.   Basis of Presentation and Nature of Business

The accompanying consolidated financial statements of Bracknell Corporation, an Ontario corporation, and its subsidiaries (the "Company" or "Bracknell") are presented in accordance with the disclosure requirements for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Bracknell's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

All currency amounts are expressed in United States dollars, unless otherwise indicated. References to "Cdn. $" are to Canadian dollars. Financial information is presented in accordance with accounting principles generally accepted in the United States.

The consolidated financial statements have been restated to reflect the operations of PROFAC Facilities Management Services, Inc. as a discontinued operation. Unless indicated otherwise, all financial information in the notes to the consolidated financial statements exclude discontinued operations.

Bracknell provides a full range of infrastructure services for networks, systems, production facilities and equipment of companies across North America. Bracknell's capabilities include the design and engineering, project management, installation, maintenance and service of increasingly complex and critical infrastructure. Critical infrastructure includes those systems whose incapacity or failure could have a devastating impact on a business. Bracknell provides its services on systems related to voice, data and video wireless and wireline communications, electrical power, lighting, automated controls, heating, ventilation, air conditioning, refrigeration, plumbing and process piping, and low voltage systems, such as fire alarms, security and surveillance.

2.   Acquisitions

On December 22, 2000, Bracknell completed the acquisition of Able Telcom Holding Corp. ("Able"), a telecommunications network services company. The acquisition was accounted for under the purchase method of accounting. The acquisition and Able's working capital requirements were financed with the issuance of approximately 24 million common shares valued at $114.2 million, options and warrants valued at $4.5 million, an estimated $85.0 million from the Company's expanded credit facility and the issuance of $40.0 million in convertible preferred stock. The net assets of Able had a fair value of approximately $8.8 million, including intangible network assets of approximately $27.0 million (net of taxes) and net tangible network assets of approximately $74.1 million. The excess of the cost over the fair market value of the net assets acquired, primarily goodwill, is approximately $128.0 million and is being amortized over 20 years using a straight line method. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date. Concurrent with the closing of the transaction, Bracknell amended its credit facility in order to provide working capital financing to Able. See Note 5 "Credit Facility." As part of the acquisition Bracknell issued 1.2 million options to purchase shares at prices ranging from $4.02 to $16.60 per share and
3.4 million warrants at prices ranging from $4.02 to $22.08 per share.

The Company intends to dispose of Able's operations that were involved in transportation services, construction and international communications development. As such, as of January 31, 2001, the assets and liabilities of these operations were treated as held for sale.

Pro Forma Presentation

The following unaudited pro forma information presents certain income statement data of Bracknell on a pro forma basis as if the acquisition of Able had been completed as of the beginning of each respective period.

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------

     Revenues                                                 $309,441  $215,846
     Earnings before extraordinary item                          3,827     2,880
     Net earnings                                                2,535     2,880

     Earnings before extraordinary item per share - diluted       0.05      0.05
     Net earnings per share - diluted                             0.04      0.05

The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or project the Company's future results of operations.

3.   Comprehensive Income

The following table presents the calculation of comprehensive income as required by Statement of Financial Accounting Standards No. 130. For Bracknell, comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income for all the periods were as follows (in thousands):

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------

     Net earnings                                             $  2,633  $  2,793
     Changes in cumulative translation adjustments               1,191       570
                                                              --------  --------
     Comprehensive income                                     $  3,824  $  3,363
                                                              ========  ========

4.   Earnings Per Share

Basic earnings per common share was calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net earnings by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares have been issued pursuant to outstanding options, warrants and other convertible securities. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended January 31, 2001 and 2000 (in thousands, except earnings per share):

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------

     Net earnings                                             $  2,633  $  2,793
     Earnings per common share - basic                            0.05      0.09
     Earnings per common share - diluted                          0.05      0.08

     Weighted average common shares outstanding - basic         51,037    32,547
     Effect of dilutive securities - options/warrants              916     2,228
     Effect of convertible preferred securities                  1,987        --
     Weighted average common shares outstanding - dilutive      53,940    34,775

5.   Credit Facility

As of January 31, 2001, Bracknell had in place $370.0 million in credit facilities from a syndicate of banks. The credit facilities are made up of $250.0 million in term commitments and $120.0 million in operating commitments. The operating facilities are 364-day renewable facilities on December 22 of each year and the term facilities mature on October 31, 2004. The credit facility was increased on December 22, 2000 to its current amount from $212.5 million to provide for the acquisition of Able and the repayment of the Sunbelt Notes. See
Note 2 "Acquisitions." As of January 31, 2001, approximately $287.0 million of the facilities were utilized for borrowings, including $250.0 million under U.S. and Canadian term facilities, and $2.3 million was utilized for letters of credit. Available borrowings at January 31, 2001 under the operating facilities were $80.7 million. The term facilities require repayments of 5% per quarter for the 11 quarters beginning April 30, 2001, increasing to 10% for the next three quarters and 15% for the final quarter.

Borrowings under these facilities are in the form of advances, accommodations, bankers acceptances, or letters of credit and as of January 31, 2001 bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% or prime rate plus 1.75%. Interest can vary between 1.75% to 4.25% over LIBOR or 0.75% to 3.25% over the prime rate based on the Company's ratio of total net debt to consolidated earnings before interest, tax, depreciation and amortization.

The senior credit facility has general and financial covenants that place certain restrictions on the Company, including the making of payments (dividends and distributions), incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers and transfers and the use of loan proceeds. In addition, the senior credit facility limits the aggregate amount of additional borrowings that can be incurred by the Company. The operating commitment may be used only for general corporate purposes and not for acquisitions. As a matter of policy and under the terms of the credit agreement, the Company is required to provide the lenders with periodic budgets, financial statements and public reports and filings, and the Company must meet specified thresholds with respect to profitability and debt to net worth ratios. As of January 31, 2001, the Company was in compliance with these covenants.

A non-cash extraordinary loss of $1.3 million, net of taxes of $0.5 million, was recorded in the first quarter of 2001 due to the write-off of previously deferred financing fees that were incurred related to the bank credit facilities. Fees associated with the December 22, 2000 amended credit facilities in the amount of $2.1 million are being amortized over the remainder of the four-year period of the facilities.

6.   Mandatorily Redeemable Convertible Preferred Stock

On January 5, 2001, the Company sold 8,000 shares of Series D Preferred Stock for $40.0 million to WorldCom, Inc. ("WorldCom"). Proceeds from the sale of the Series D Preferred Stock were used to fund working capital requirements related to the Able acquisition. The preferred shares are not entitled to a dividend and are non-voting until January 5, 2007. Subject to certain provisions, the shares are redeemable by the Company at the issue price per share at any time in whole or in part. Subject to the reasonable approval of the Company's lenders and starting July 5, 2001, the holder may require the Company to repay $10.0 million. The shares contain other restrictions on the Company as to the payment of dividends on any junior shares or the retirement of other shares of the Company. At any time after January 5, 2002, at the election of the holder, the preferred shares are convertible to Bracknell common shares at $8.75 per common share, subject to adjustment as provided by the terms of the agreement. The preferred shares are mandatorily redeemable at the earlier of January 5, 2007, subject to the reasonable approval of the Company's lenders, or at the election of WorldCom, on or after the date on which the Company receives proceeds from a public debt or equity financing, but only up to the amount of any proceeds remaining after all other indebtedness which the Company is obligated to pay from such proceeds is repaid.

7.   Commitments and Contingencies

The Company in currently involved in a dispute involving a claim for wrongful termination of a contract at one of the Company's subsidiaries by NKK Steel Engineering, Inc. that has resulted in litigation. The original value of the contract was $30.9 million. At the time of termination, $14.9 million had been paid under the contract with undisputed receivables outstanding on the project of $9.1 million. Unbilled change orders are not expected to exceed 30% of the original contract value. The reason for the termination has not been particularized and therefore the ultimate outcome of this matter cannot be predicted with certainty. The Company believes there is merit to its claim for wrongful termination of the agreement and that it has substantive defenses to NKK Steel's claim against it.

The Company is involved in other claims and litigation primarily arising from the normal course of business for the reimbursement of costs of additional work and of additional costs incurred due to changed conditions. Any settlements or awards will be recognized when the outcome and amounts are reasonably estimatable and determinable. Management believes that the ultimate outcome of these other matters will not have a material effect on the Company's consolidated results of operations or financial position.


8.   Segment Information

The Company operates in one reportable segment as a facilities infrastructure services provider. The Company designs, installs and maintains the networks, systems and facilities supporting the operations of commercial, industrial, special technologies and telecom customers. Each of these services is provided by several of the Company's subsidiaries and discrete financial information is not provided to management at the customer level. The segment information presented designates the internal organization that is used by management for making operating decisions and assessing performance. The following table presents information regarding revenues from the customer groupings noted above.

Revenues:

                                                              Three Months Ended
                                                                  January 31,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------
     Commercial                                               $ 69,185  $ 46,868
     Industrial                                                 85,151    64,142
     Special Technologies                                       39,915    11,082
     Telecom                                                    71,847    23,993
                                                              --------  --------
                                                              $266,098  $146,085
                                                              ========  ========

The Company had operations in the United States, Canada and other jurisdictions as follows:

                                             U.S.         Canada         Other        Total
     2001 Geographic Segment:             ----------    ----------     ---------   ----------
     Revenues                             $  213,218    $   52,130     $     750   $  266,098
     Total Assets                            983,151        77,496            --    1,060,647

     2000 Geographic Segment:
     Revenues                             $   97,349    $   48,736            --   $  146,085
     Total Assets                            201,192        83,151            --      284,343

                    Report of Independent Public Accountants


To Bracknell Corporation:

We have reviewed the accompanying consolidated balance sheet of Bracknell Corporation (an Ontario corporation) as of January 31, 2001, and the related consolidated statements of earnings for the three-month periods ended January 31, 2001 and 2000, and the consolidated statements of cash flows for the three-month periods ended January 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Bracknell Corporation as of October 31, 2000 (not presented herein), and, in our report dated December 22, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Arthur Andersen LLP


Minneapolis, Minnesota,
March 2, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to Bracknell's consolidated financial condition and interim results of operations. You should read the following in conjunction with Bracknell's consolidated financial statements and the related notes contained herein.

Overview

Bracknell provides a full range of infrastructure services for networks, systems, production facilities and equipment of companies across North America. Bracknell's capabilities include the design and engineering, project management, installation, maintenance and service of increasingly complex and critical infrastructure. Critical infrastructure includes those systems whose incapacity or failure could have a devastating impact on a business. Bracknell provides its services on systems related to voice, data and video wireless and wireline communications, electrical power, lighting, automated controls, heating, ventilation, air conditioning, refrigeration, plumbing and process piping, and low voltage systems, such as fire alarms, security and surveillance. Bracknell helps customers accelerate their time to market, reduce costs, realize efficiencies and increase focus on their core business with our end-to-end, life-cycle approach to supporting infrastructure needs. Certain of Bracknell's operating units have been competing in the facilities infrastructure services industry for as many as 80 years.

Bracknell's historical financial results include the results of the companies acquired in fiscal 2000 and 2001 from the date those acquisitions were completed. Bracknell has significantly increased the scale and scope of its operations through the acquisition and integration of several companies. Accordingly, historical financial results are not indicative of Bracknell's financial position or results of operations in the future. The Company also disposed of certain operations that are disclosed as discontinued operations.


Results of Operations

The following table sets forth certain historical financial data for the periods indicated (U.S. dollars in millions, except per share amounts).

                                                                           Three Months Ended January 31,
                                                                       -------------------------------------
                                                                              2001                 2000
                                                                       ---------------       ---------------
Revenues                                                               $266.1    100.0%      $146.1    100.0%
Cost of services                                                        224.0     84.2        124.9     85.5
Selling, general and administrative expenses                             22.9      8.6         12.9      8.8
                                                                       ---------------       ---------------
     Earnings before interest, taxes, depreciation and amortization (a)  19.2      7.2          8.3      5.7
Depreciation and amortization                                             5.2      1.9          1.8      1.2
                                                                       ---------------       ---------------
     Earnings from operations                                          $ 14.0      5.3%      $  6.5      4.5%
                                                                       ===============       ===============

Operating earnings per share - Diluted (b)                             $ 0.09                $ 0.08

(a) EBITDA is not intended to represent an alternative to net earnings (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and to fund the Company's continuing growth.

(b) Operating earnings are net earnings excluding the after-tax effect of non-recurring and non-operating revenues and expenses, discontinued operations and extraordinary items. Such earnings per share disclosure is not intended to represent an alternative to net earnings per share (as determined in accordance with generally accepted accounting principles) as a measure of performance, but management believes that it does provide an important additional perspective on the Company's operating results.

Revenues

Revenues increased to $266.1 million for the quarter ended January 31, 2001 from $146.1 million for the same quarter in 2000. Companies acquired during the past year increased revenues by $119.6 million in the first quarter of 2001. Adesta Communications, Inc., which was acquired on December 22, 2000 as part of the acquisition of Able Telcom Holding Corp., added $26.9 million in revenue in the first quarter of 2001. Able's other operations were classified as assets held for sale. Revenue growth in existing and acquired business, excluding Adesta, was 9% from the first quarter of 2000 to the first quarter of 2001. Cost of sales also increased in the first three months of 2001 versus the same period of 2000 due to acquisitions with gross margins benefiting principally from a higher margin business mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.9 million in the first quarter of 2001 versus $12.9 million for the year-ago period. The increase in selling, general and administrative expenses was also primarily due to acquired companies. Selling, general and administrative expenses also increased due to approximately $0.4 million in costs associated with the consolidation of the Company's executive offices.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, improved to $19.2 million for the quarter ended January 31, 2001 from $8.3 million in the same quarter of the prior year. Companies acquired during the past year increased EBITDA by $10.6 million in the first quarter of 2001. Adesta added $3.8 million in EBITDA in the first quarter of 2001. EBITDA growth in existing and acquired business, excluding Adesta, was 29% from the first quarter of 2000 to the first quarter of 2001. The benefit of the shift to a higher margin business mix more than offset increased start-up costs related to a new facility services unit, a tight labor situation in some markets and one time costs for the recent executive office consolidation.

EBITDA margins improved 27% to 7.2% in the first quarter of 2001 from 5.7% in the first quarter of 2000. Margins improved as Bracknell has focused its operations on higher-margin sectors and implemented better purchasing and procurement practices and planning and control processes. First quarter EBITDA margins were lower than the fourth quarter of 2000 margins of 8.4% principally due to seasonality. The first quarter is typically a seasonally weaker quarter due to reduced winter activity, customer spending cycles and the normal timing of certain work, especially in the auto industry. With seasonally lower sales and relatively constant selling, general and administrative expenses, margin percentages are typically reduced. Refer to Note a above.

Depreciation and Amortization

Depreciation and amortization increased to $5.2 million in the first quarter of 2001 from $1.8 million in the year-ago period due to acquisitions. Goodwill amortization increased by $1.9 million to $3.0 million, depreciation increased by $1.1 million to $1.8 million and the remainder was associated with amortization of intangible assets and financing costs.

Interest Expense

Interest expense increased in the quarter ended January 31, 2001 as compared to the same quarter in 2000 principally due to increased interest rates and higher levels of debt incurred to finance acquisitions.

Extraordinary Item

A non-cash extraordinary loss of $1.3 million, net of taxes of $0.5 million, was recorded in the first quarter of 2001 due to the write-off of previously deferred financing fees that were incurred related to the bank credit facilities. The expansion of the bank facilities to $370 million in the quarter in connection with the acquisition of Able triggered the charge.

Income Taxes

The income tax provision in the first three months of 2001 included an approximate 10% benefit for tax efficient financing offset by a similar amount for non-deductible goodwill. These also substantially offset in the same period of 2000.

Operating Earnings per Share

Diluted operating earnings per share in the quarter ended January 31, 2001 improved to $0.09 from $0.08 in the same period of 2000. Operating earnings are net earnings excluding the after-tax effect of non-recurring and non-operating revenues and expenses, discontinued operations and extraordinary items. Refer to Note b above. In the first quarter of 2001, items excluded in the calculation of operating earnings per share were the extraordinary loss and an item reported as

Other expense related to a foreign exchange translation loss. These two items combined to reduce net earnings for the period by $2.0 million on an after-tax basis. There were no material non-operating items in the prior period.

Outlook

Bracknell's estimated project backlog as of January 31, 2001, including maintenance and service contracts, was approximately $1.1 billion. The Company expects to complete approximately 80% of the backlog in the next twelve months. Many of the service contracts with customers do not specify the volume of services to be committed, but instead commit the customer to obtain these services from Bracknell. As such, these estimates are based on historical relationships with customers and experience with similar contracts.

Bracknell provides services to a diversified mix of telecommunications, technology, commercial and industrial companies. While Bracknell's backlog increased over the past year, the Company's business is influenced by overall economic conditions. In the first quarter, the Company experienced weaker market conditions with some of its auto and telecommunication customers. However, the Company witnessed strength in other areas of its business. The Company currently expects fiscal 2001 revenues will be approximately $1.4 billion.

Liquidity and Capital Resources

Bracknell operates a primarily service-based business and therefore its capital requirements are primarily for operating working capital and acquisitions. Liquidity needs are primarily met through borrowings under working capital facilities and cash flows from operations. As of January 31, 2001, Bracknell had in place $370.0 million in credit facilities from a syndicate of banks. The credit facilities are made up of $250.0 million in term commitments and $120.0 million in operating commitments. The operating facilities are 364-day renewable facilities on December 22 of each year and the term facilities mature on October 31, 2004. The credit facility was increased on December 22, 2000 to its current amount from $212.5 million to provide for the acquisition of Able and the repayment of the Sunbelt Notes. See Note 2 "Acquisitions" to the Consolidated Financial Statements. As of January 31, 2001, approximately $287.0 million of the facility was utilized for borrowings, including $250.0 million under U.S. and Canadian term facilities, and $2.3 million was utilized for letters of credit. Available borrowings at January 31, 2001 under the operating facilities were $80.7 million. The term facilities require repayments of 5% per quarter for the 11 quarters beginning April 30, 2001, increasing to 10% for the next three quarters and 15% for the final quarter.

Borrowings under these facilities are in the form of advances, accommodations, bankers acceptances, or letters of credit and as of January 31, 2001 bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% or prime rate plus 1.75%. Interest can vary between 1.75% to 4.25% over LIBOR or 0.75% to 3.25% over the prime rate based on Bracknell's ratio of total net debt to consolidated earnings before interest, tax, depreciation and amortization. Changes in LIBOR, which are affected by changes in interest rates in general, will affect the interest rate applicable on our senior credit facility.

The senior credit facility has general and financial covenants that place certain restrictions on Bracknell, including the making of payments (dividends and distributions), incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers and transfers and the use of loan proceeds. In addition, the senior credit facility limits the aggregate amount of additional borrowings that can be incurred by Bracknell. The operating commitment may be used only for general corporate purposes and not for acquisitions. As a matter of policy and under the terms of the credit agreement, Bracknell is required to provide the lenders with periodic budgets, financial statements and public reports and filings, and Bracknell must meet specified thresholds with respect to profitability and debt to net worth ratios. As of January 31, 2001 the Company was in compliance with these covenants.

Cash flows provided by operating activities before changes in operating assets and liabilities were $10.2 million for the quarter ended January 31, 2001 as compared to cash flows of $5.1 million in the same period of 2000. The improvement in 2001 as compared to the prior year was principally due to improved cash earnings from operations. Cash flows invested in operating assets and liabilities were $83.2 million in the first quarter of 2001 versus $14.8 million in the first quarter of 2000. The increase in cash invested in the current year was primarily due to the planned reduction of Adesta's accounts payable following the Able acquisition. Operating working capital at January 31, 2001 improved to 30 days of revenue at the end of the first quarter of 2001 from 44 days at October 31, 2000. This improvement was principally due to the addition of Adesta, which carried lower operating working capital in terms of days of revenue outstanding. As Adesta completes the planned reduction of its payables following the acquisition, working capital days outstanding are expected to increase over the next quarter. Bracknell continues to implement programs to reduce operating working capital to its longer-term goal of 25 days of revenue.

Cash flows used in investing activities increased to $17.0 million in the first quarter of 2001 from $1.5 million for the quarter ended January 31, 2000. The increase in investing activities was primarily due to the acquisition of Able. See Note 2 "Acquisitions" to the Consolidated Financial Statements.

On December 22, 2000 Bracknell completed the acquisition of Able, including Adesta, a telecommunications network services company. The acquisition was accounted for under the purchase method. The acquisition and Able's working capital requirements were financed with the issuance of approximately 24 million common shares valued at $114.2 million, options and warrants valued at $4.5 million, an estimated $85 million from the Company's expanded credit facility and the issuance of $40.0 million in convertible preferred stock. As part of the acquisition Bracknell issued 1.2 million options to purchase shares at prices ranging from $4.02 to $16.60 per share and 3.4 million warrants at prices ranging from $4.02 to $22.08 per share. See Note 2 "Acquisitions" to the Consolidated Financial Statements.

Certain of the Company's agreements related to acquisitions that were completed over the past two years include contingent earn-out provisions that may be triggered based on these acquired companies achieving certain financial targets. As of January 31, 2001, the maximum potential payment under these agreements was approximately $82 million.

Bracknell's cash flows from financing activities increased to $89.3 million for the first three months of 2001 from $12.0 million in same period of 2000. The net increase in cash flows from financing activities in 2001 was principally due to proceeds from borrowings under the term credit facility and new issuance of preferred stock.

Bracknell believes that its anticipated cash flows from operating activities, together with availability under its credit facilities and proceeds from monetization of networks under construction, will be sufficient to finance working capital requirements and anticipated capital spending requirements for the next year. At January 31, 2001, net assets for networks under construction that the Company intends to monetize totaled approximately $121.9 million. If the Company is unable to monetize these assets due to industry conditions, or otherwise, it may have to seek other sources of liquidity. Bracknell plans to finance its growth, including potential acquisitions, through borrowings under new term facilities and by accessing the public and private debt and equity capital markets.

Forward-Looking Statements

In various places in Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this document, we discuss our expectations regarding future performance of the Company. These "forward-looking" statements are based on currently available competitive, financial and economic data, and operating plans, but are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Bracknell, as well as statements preceded by, followed by or that include the words "plans," "believes," "expects," "anticipates," "estimates," "projects," "intends" or similar expressions. You should understand that important factors, in addition to those discussed in this document, could affect the future results of Bracknell and could cause those results to differ materially from those expressed in any forward-looking statements. These factors include, among others:

     o Trends and conditions in Bracknell's and its customers' industry, including future consolidation;
     o    Risks associated with the ability to compete in local markets;
     o    Risks associated with the ability to integrate acquired businesses;
     o    The importance of acquisitions for growth;
     o Risks associated with the ability to implement cost savings and operational strategy; and
     o    General and regional economic conditions.

There can be no assurances that any anticipated future results will be achieved. As a result of the factors identified above and other factors, Bracknell's actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements.


ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Bracknell is exposed to market risks from changes in interest and foreign exchange rates that may impact its financial position. The senior credit facility makes interest rate and foreign exchange rate hedging activities available to Bracknell. Historically, and as of January 31, 2001, Bracknell has not used derivative instruments or engaged in hedging activities.

Interest Rates

As of January 31, 2001 the fair value of Bracknell's total debt outstanding was estimated to be $301.7 million, which approximated carrying value due its market-based interest rates. Market risk is estimated as the potential change in fair value resulting from a 10% adverse change in interest rates and amounted to $2.3 million at January 31, 2001.

The Company had $293.0 million of variable rate debt outstanding at January 31, 2001. Interest rates on the Company's variable rate debt are subject to fluctuations based on changes in the LIBOR and prime lending rates. Based on these quarter-end debt levels, a hypothetical 10% adverse change in interest rates would have reduced net earnings and cash flows by an estimated $0.4 million for the quarter.

Foreign Currency Risks

On November 1, 1999, Bracknell adopted the practice of reporting in United States dollars to reflect the fact that a greater portion of its business operations will be conducted in the United States. Bracknell's foreign currency exposures give rise to market risk associated with exchange rate movements against the Canadian dollar, the functional currency for its operations in Canada. As a result, fluctuations in foreign currencies may have an impact on Bracknell's reported business and financial results and the value of its foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which Bracknell and foreign competitors sell products in the same market. In addition, changes in the value of relevant currencies may affect the cost of items required in Bracknell's operations. The Company expects less than 20% of fiscal 2001 revenues to be invoiced in Canadian dollars.

Bracknell endeavors to minimize the impact of such currency fluctuations through its ongoing commercial practices. In attempting to manage this foreign exchange risk, Bracknell generally sources particular materials and labor of a particular contract in the same currency as it receives the revenues for that contract.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

On September 24, 1999 Bracknell entered into an agreement with NKK Steel Engineering, Inc. related to the installation of electrical and mechanical systems for the construction of a continuous galvanizing process facility located at the site of National Steel Corporation Great Lakes Division in Ecorse, Michigan. On February 6, 2000 NKK Steel terminated this agreement. On April 6, 2000 Bracknell filed a claim of lien against NKK Steel Engineering, Inc. for approximately $25 million representing portions due to Bracknell and various subcontractors. Legal actions were commenced in May 2000 by Bracknell and NKK Steel in respect of the termination of the agreement. In the actions continued as NKK Steel Engineering, Inc. v. The State Group International Limited in the United States District Court, Eastern District of Michigan, no monetary amounts have been specified by either party. In NKK Steel's claim, NKK Steel alleges, among other things, that Bracknell breached the agreement. In Bracknell's proceedings, Bracknell claimed, among other things, breach by NKK Steel of the agreement, unjust enrichment, misrepresentation and violations under the Michigan Building Contract Fund Act. Bracknell believes there is merit to its claim for wrongful termination of the agreement and that it has substantive defenses to NKK Steel's claim against it. Based on the advice of counsel and Bracknell's investigations, Bracknell believes that the results of these proceedings will not have a material adverse effect on Bracknell. See also
Note 7 "Commitments and Contingencies" to the Consolidated Financial Statements.

The Company is involved in other claims and litigation primarily arising from the normal course of business for the reimbursement of costs of additional work and of additional costs incurred due to changed conditions. Any settlements or awards will be recognized when the outcome and amounts are reasonably estimatable and determinable. Management believes that the ultimate outcome of these other matters will not have a material effect on the Company's consolidated results of operations or financial position.


ITEM 2.    Changes in Securities and Use of Proceeds

On January 5, 2001, Bracknell sold 8,000 shares of Series D Preferred Stock to WorldCom, Inc. ("WorldCom") for $40.0 million. WorldCom committed to purchase the mandatorily redeemable convertible preferred stock on December 22, 2000 as part of the Able acquisition. Proceeds from the sale of the Series D Preferred Shares were used to fund working capital requirements related to the Able acquisition. The preferred shares are not entitled to a dividend and are non-voting until January 5, 2007. Subject to certain provisions, the shares are redeemable by Bracknell at the issue price per share at any time in whole or in part. Subject to the reasonable approval of Bracknell's lenders and starting July 5, 2001, WorldCom may require Bracknell to repay $10 million. The shares contain other restrictions on the Company as to the payment of dividends on any junior shares or the retirement of other shares of the Company. At any time after January 5, 2002, at the election of WorldCom, the preferred shares are convertible to Bracknell common shares at $8.75 per common share, subject to adjustment as provided by the terms of the agreement. The preferred shares are mandatorily redeemable at the earlier of:

     o January 5, 2007, subject to the reasonable approval of Bracknell's lenders, or
     o at the election of WorldCom, on or after the date on which Bracknell receives proceeds from a public debt or equity financing, but only up to the amount of any proceeds remaining after all other indebtedness which Bracknell is obligated to pay from such proceeds is repaid.

The Series D Preferred Shares were issued pursuant to an exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended. This transaction was privately negotiated and the purchaser was an accredited investor. No public offering or public solicitation was used by Bracknell in the placement of these securities.


ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Submission of Matters to a Vote of Security Holders

None


ITEM 5.    Other Information

None


ITEM 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               On January 8, 2001, Bracknell filed a Form 8-K with the Securities and Exchange Commission reporting the acquisition of Able Telcom Holding Corp. under Item 2. Acquisitions or Dispositions of Assets.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Bracknell Corporation
                                                (Registrant)



                                    /s/ John A. Witham
                                    --------------------------------------------
                                    John A. Witham
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial Officer and
                                      Duly Authorized Officer)



March 16, 2001