Form 10-Q
period 2001-04-30
BRACKNELL CORP
filed 2001-06-14
CIK 1110891

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 2001

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Number of shares of registrant's common stock outstanding as of June 1, 2001: 64,804,426

================================================================================

                             BRACKNELL CORPORATION

                                FORM 10-Q INDEX


                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
   Consolidated Balance Sheets at April 30, 2001 and October 31, 2000.................................     1
   Consolidated Statements of Earnings for the Three and Six Months Ended April 30, 2001 and 2000.....     2
   Consolidated Statements of Cash Flows for the Three and Six Months Ended April 30, 2001 and 2000...     3
   Notes to Consolidated Financial Statements.........................................................     4
   Report of Independent Public Accountants...........................................................    10

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........    11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...................................    15


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................................................    16

ITEM 2.  Changes in Securities and Use of Proceeds....................................................    17

ITEM 3.  Defaults Upon Senior Securities..............................................................    17

ITEM 4.  Submission of Matters to a Vote of Security Holders..........................................    17

ITEM 5.  Other Information............................................................................    18

ITEM 6.  Exhibits and Reports on Form 8-K.............................................................    18

Signature.............................................................................................    19

Bracknell Corporation
Consolidated Balance Sheets                                                           April 30,       October 31,
(U.S. GAAP in millions of U.S. dollars)                                                 2001              2000
-------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
                                      Assets
Current assets:
Cash and cash equivalents                                                             $    0.1         $     4.5
Contract and accounts receivable, net                                                    274.9             210.0
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                                 127.2              82.0
Other                                                                                     32.0              18.5
Current assets held for sale                                                               9.5                 -
----------------------------------------------------------------------------------------------------------------
     Total current assets                                                                443.7             315.0
Property and equipment, net                                                               27.3              18.0
Networks under construction                                                              162.2                 -
Intangible assets, net                                                                    45.0                 -
Goodwill, net                                                                            316.8             189.1
Other                                                                                     49.0              10.3
----------------------------------------------------------------------------------------------------------------
     Total assets                                                                     $1,044.0         $   532.4
================================================================================================================

                       Liabilities and Stockholders' Equity
Current liabilities:
Borrowings under revolving credit facilities                                          $   60.5         $    45.3
Current portion of long-term debt                                                         50.4              40.5
Accounts payable and accrued liabilities                                                 237.8             130.5
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                 101.7              40.2
Other                                                                                      5.8               8.5
----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                           456.2             265.0
Long-term debt, net of current portion                                                   191.1             123.8
Long-term deferred revenues                                                               65.2                 -
Other long-term liabilities                                                               19.9               1.5
----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                   732.4             390.3
================================================================================================================

Commitments and contingencies (Note 9)

Mandatorily redeemable convertible preferred stock                                        40.0                 -

                         Stockholders' Equity
Common stock                                                                             207.1              91.9
Contributed surplus                                                                        4.7               0.2
Retained earnings                                                                         63.6              54.5
Accumulated other comprehensive loss                                                      (3.8)             (4.5)
----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                          271.6             142.1
----------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                       $1,044.0         $   532.4
================================================================================================================



  The accompanying notes are an integral part of these consolidated financial statements.

Bracknell Corporation                                                      For the three months         For the six months
Consolidated Statements of Earnings                                           ended April 30,             ended April 30,
                                                                         -----------------------   ---------------------------
(U.S. GAAP in millions of U.S. dollars, except per share amounts)             2001         2000         2001           2000
==============================================================================================================================
                                                                                (Unaudited)                (Unaudited)
Revenues                                                                  $  311.0     $  190.5     $  577.1       $  336.6
Cost of services                                                             261.6        159.8        485.6          284.8
------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                  49.4         30.7         91.5           51.8

Selling, general and administrative expenses                                  27.0         17.9         49.9           30.7
Depreciation and amortization                                                  6.4          3.0         11.6            4.9
------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                      16.0          9.8         30.0           16.2

Interest expense, net                                                          5.8          4.0         12.8            5.9
Other income (expense)                                                         0.2          0.3         (0.7)           0.4
------------------------------------------------------------------------------------------------------------------------------
Earnings before provision for income taxes                                    10.4          6.1         16.5           10.7

Provision for income taxes                                                     3.9          2.0          6.1            3.8
------------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss and discontinued operations                 6.5          4.1         10.4            6.9

Extraordinary loss, net of taxes of $1.2, $0.6 and $1.2                          -          2.0          1.3            2.0
------------------------------------------------------------------------------------------------------------------------------
Earnings before discontinued operations                                        6.5          2.1          9.1            4.9

Loss from discontinued operations, net of taxes                                  -          0.4            -            0.4
------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                              $    6.5     $    1.7     $    9.1       $    4.5
==============================================================================================================================

Earnings per share

Earnings before extraordinary loss and discontinued operations
   Basic                                                                  $   0.10     $   0.12     $   0.18       $   0.20
   Diluted                                                                    0.09         0.11         0.17           0.19
Impact of extraordinary loss on earnings per share
   Basic                                                                  $      -     $   0.06     $   0.02       $   0.06
   Diluted                                                                       -         0.05         0.02           0.06
Earnings before discontinued operations
   Basic                                                                  $   0.10     $   0.06     $   0.16       $   0.14
   Diluted                                                                    0.09         0.06         0.15           0.14
Net earnings
   Basic                                                                  $   0.10     $   0.05     $   0.16       $   0.13
   Diluted                                                                    0.09         0.04         0.15           0.13

Weighted average common shares outstanding
   Basic                                                                      64.4         35.6         57.7           34.4
   Diluted                                                                    69.9         38.1         62.6           35.6


  The accompanying notes are an integral part of these consolidated financial statements.

Bracknell Corporation                                               For the three months           For the six months
Consolidated Statements of Cash Flows                                   ended April 30,              ended April 30,
                                                                 --------------------------    ---------------------------
(U.S. GAAP in millions of U.S. dollars)                             2001            2000           2001           2000
--------------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations                              $     6.5      $       2.1    $     9.1      $       4.9
Adjustments to reconcile net earnings to net cash provided
by operating activities:
     Depreciation and amortization                                     6.4              3.0         11.6              4.9
     Provision for deferred income taxes                             (0 .6)               -            -                -
     Extraordinary loss                                                  -              3.3          2.0              3.3
     Other                                                             0.2              0.2          0.1              0.7
Change in current liabilities held for sale                          (14.0)               -        (20.0)               -
Change in operating assets and liabilities, excluding assets
   acquired and liabilities assumed in acquisitions                   23.4            (36.6)       (44.8)           (51.5)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                   21.9            (28.0)       (42.0)           (37.7)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net                                             (2.5)            (1.1)        (3.5)            (2.1)
Networks under construction net of long-term deferred
   revenues                                                          (19.0)               -        (28.1)               -
Acquisitions, net of cash acquired                                    (2.3)           (95.2)       (17.5)           (95.2)
Other                                                                 (0.3)            (0.7)        (0.5)            (1.3)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (24.1)           (97.0)       (49.6)           (98.6)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facilities, net                     23.5             23.7         15.2             37.3
Repayment of Sunbelt Notes                                           (10.0)           (29.0)       (19.9)           (29.0)
Repayment of term facilities                                         (12.5)               -        (12.5)               -
Repayment of other long-term debt                                     (0.8)               -        (36.2)            (0.3)
Borrowings under term facilities                                         -            104.6        105.1            104.6
Exercise of options                                                    0.6                -          1.0                -
Issuance of preferred stock                                              -                -         40.0                -
Issuance of common stock                                                 -             29.1            -             29.1
Payment of financing costs                                               -             (2.2)        (2.1)            (3.4)
Other                                                                 (1.6)               -         (2.3)            (0.2)
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                   (0.8)           126.2         88.3            138.1
--------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                               (0.7)               -         (1.1)               -

(Decrease) increase in cash and cash equivalents                      (3.7)             1.2         (4.4)             1.8
Cash and cash equivalents, beginning of period                         3.8              1.3          4.5              0.7
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $     0.1      $       2.5    $     0.1      $       2.5
==========================================================================================================================

Supplemental Disclosure:
   Cash paid for interest                                        $     8.3      $       3.5    $    12.7      $       4.4
   Cash paid for income taxes                                          3.2              7.4          5.9             10.3
   Notes issued in lieu of cash for Sunbelt acquisition                  -             50.0            -             50.0
   Common stock, options and warrants issued for acquisitions            -                -        118.7                -
==========================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q - PART I
ITEM 1.  Financial Statements (continued)

Bracknell Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2001
(tabular dollar amounts in millions of U.S. dollars, except per share data)


1.  Basis of Presentation and Nature of Business

The accompanying unaudited consolidated financial statements of Bracknell Corporation, an Ontario corporation, and its subsidiaries (collectively, the "Company" or "Bracknell") are presented in accordance with the disclosure requirements for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Bracknell's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

All currency amounts are expressed in United States dollars, unless otherwise indicated. Financial information is presented in accordance with accounting principles generally accepted in the United States.

The consolidated financial statements have been restated to reflect the operations of PROFAC Facilities Management Services, Inc. as a discontinued operation. Unless indicated otherwise, all financial information in the notes to the consolidated financial statements excludes discontinued operations.

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

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to current year amounts.


2.  Acquisitions

On December 22, 2000, Bracknell completed the acquisition of Able Telcom Holding Corp. ("Able"), a telecommunications network services company. The acquisition was accounted for under the purchase method of accounting. The acquisition and Able's working capital requirements were financed with the issuance of approximately 24 million common shares valued at $114.2 million, options and warrants valued at $4.5 million, approximately $85.0 million from the Company's expanded credit facilities and the issuance of $40.0 million in convertible preferred stock. The net assets of Able had a fair value of approximately $8.8 million, including intangible network assets of approximately $45.0 million (net of taxes of $18.0 million) and net tangible network assets of approximately $74.1 million. The excess of the cost over the fair market value of the net assets acquired, primarily goodwill, was approximately $128.0 million and is being amortized over 20 years using a straight line method. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date. Concurrent with the closing of the transaction, Bracknell amended its credit facility in order to provide working capital financing to Able. See
Note 6 "Credit Facility." As part of the acquisition Bracknell issued 1.2 million options to purchase shares at prices ranging from $4.02 to $16.60 per share and 3.4 million warrants at prices ranging from $4.02 to $22.08 per share.

The Company has disposed of or intends to dispose of Able's operations that were involved in transportation services, construction and international communications development. As of April 30, 2001, the estimated fair value of the assets and liabilities of these operations were included as current and were treated as held for sale.

The following unaudited pro forma information presents certain income statement data of Bracknell on a pro forma basis as if the acquisition of Able had been completed as of the beginning of each respective period.

                                                              Three Months Ended                  Six Months Ended
                                                                   April 30,                          April 30,
                                                       -------------------------------   ---------------------------------
                                                            2001              2000              2001              2000
                                                       -------------   ---------------   ---------------   ---------------
Revenues                                                      $311.0        $298.3            $620.4            $614.6
Earnings before extraordinary item                               6.5           2.8               9.3               7.9
Net earnings                                                     6.5           0.6               8.0               5.7

Earnings before extraordinary item per share - diluted        $ 0.09        $ 0.04            $ 0.13            $ 0.11
Net earnings per share - diluted                                0.09          0.01              0.11              0.08

The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or project the Company's future results of operations.


3.  Networks under Construction

Networks under construction at April 30, 2001 consisted primarily of telecommunication infrastructure projects on rights-of-way leased for 20 years with renewal rights. The largest of these projects was with the Colorado Department of Transportation ("CDOT"). There are four primary segments of the CDOT network the largest of which are a loop around Denver and from Denver west along interstate highway 70 to the Utah border ("I-70 West"). The duct capacity varies along the CDOT network and is being constructed, marketed and sold or leased by Bracknell under long-term user (irrevocable rights of use) agreements. In addition to long-term user agreements, the Company may execute fiber installation and long-term maintenance contracts with the CDOT network users. The assets and related rights-of-way were acquired by the Company in the acquisition of Able.

The Company accounts for these network assets and related activity in accordance with Financial Accounting Standards Board ("FASB") Intepretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43") which limits the applicability of sales-type lease accounting and requires revenue from capacity sales to be deferred and recorded over the life of the contract (currently up to 20 years) where sales-type lease accounting is not permitted.

In accordance with the provisions of FIN 43, user fees received by the Company in advance of network completion are presented as deferred revenues on the accompanying consolidated balance sheets. Generally, the Company expects to recognize revenue from the user agreements ratably over the lives of the agreements, while the cost of the underlying network, will be depreciated over the expected useful life of the network. Costs associated directly with the networks under construction, including employee related costs, are capitalized. As of April 30, 2001, the Company has not begun amortizing the costs associated with the network assets. Amortization of these assets will commence when the networks are ready for their intended use.

As of April 30, 2001, the Company has suspended construction of the I-70 West network pending securing additional user agreements. As of April 30, 2001, the carrying value of this asset is deemed to be recoverable. The Company expects to incur significant additional amounts to complete the construction of the networks currently under construction. Failure of the Company to execute sufficient user agreements for the networks under construction could have a material adverse effect on the carrying value and recoverability of the Company's network asset and right-of-way investments.

4.  Comprehensive Income

The following table presents the calculation of comprehensive income as required by Statement of Financial Accounting Standards No. 130. For Bracknell, comprehensive income represents net earnings adjusted for foreign currency translation adjustments. Comprehensive income for all the periods was as follows:

                                                    Three Months Ended                   Six Months Ended
                                                          April 30,                         April 30,
                                            -------------------------------------------------------------------
                                                    2001              2000              2001             2000
Net earnings                                         $ 6.5             $ 1.7             $ 9.1            $ 4.5
Foreign currency translation adjustments              (0.5)             (1.2)              0.7             (0.7)
                                            --------------    --------------    --------------   --------------
Comprehensive income                                 $ 6.0             $ 0.5             $ 9.8            $ 3.8
                                            ==============    ==============    ==============   ==============


5.  Earnings Per Share

Basic earnings per common share was calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net earnings by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued pursuant to outstanding options, warrants and other convertible securities. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended April 30, 2001 and 2000:



                                                                Three Months Ended              Six Months Ended
                                                                     April 30,                     April 30,
                                                         -------------------------------------------------------------
                                                                   2001          2000             2001            2000
                                                         ----------------- -----------   ----------------- ------------
Weighted average common shares outstanding - basic                 64.4          35.6             57.7            34.4
Effect of dilutive securities - options/warrants                    0.9           2.0              1.6             0.8
Effect of convertible preferred securities                          4.6           0.5              3.3             0.4
Weighted average common shares outstanding - diluted               69.9          38.1             62.6            35.6

Potential common shares of 9.5 million for the three-month period ended April 30, 2001 (2000 - 2.4 million) and 7.3 million for the six-month period ended April 30, 2001 (2000 - 3.3 million) related to the Company's outstanding stock options and warrants were excluded from the computation of diluted earnings per share under the treasury method.


6.  Credit Facility

As of April 30, 2001, Bracknell had in place $357.5 million in credit facilities from a syndicate of banks. The credit facilities are made up of $237.5 million in term commitments and $120.0 million in operating commitments. The operating facilities are 364-day facilities renewable on December 22 of each year and the term facilities mature on October 31, 2004. The credit facilities were increased on December 22, 2000 to the current amount from $212.5 million to provide for the acquisition of Able (See Note 2 "Acquisitions") and the repayment of the notes issued in connection with the acquisition of Sunbelt Integrated Trade Services in March 2000. As of April 30, 2001, approximately $300.4 million of the facilities was utilized for borrowings, including $237.5 million under U.S. and Canadian term facilities, and $2.5 million was utilized for letters of credit. Available borrowings at April 30, 2001 under the operating facilities were $57.1 million. The term facilities require repayments of 5% per quarter for the 11 quarters that began April 30, 2001, increasing to 10% for the following three quarters beginning January 31, 2004 and 15% for the final quarter.

Borrowings under these facilities are in the form of advances, accommodations, bankers acceptances, or letters of credit and as of April 30, 2001 bore interest at the London Interbank Offered Rate ("LIBOR'') plus 2.75% or prime rate plus 1.75%. Interest can vary between 1.75% to 4.25% over LIBOR or 0.75% to 3.25% over the prime rate based on the Company's ratio of total net debt to consolidated earnings before interest, tax, depreciation and amortization.

The credit facilities have general and financial covenants that place certain restrictions on the Company, including the making of payments (dividends and distributions), incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers and transfers and the use of loan proceeds. In addition, the credit facilities limit the aggregate amount of additional borrowings that can be incurred by the Company. The operating commitments may be utilized for general corporate purposes only. As a matter of practice and under the terms of the credit agreement, the Company is required to provide the lenders with periodic budgets, financial statements and public reports and filings, and the Company must meet specified thresholds with respect to profitability and debt to net worth ratios. As of April 30, 2001, the Company was in compliance with these financial covenants.

An extraordinary loss of $1.3 million, net of taxes of $0.6 million, was recorded in the first quarter of 2001 due to the write-off of previously deferred financing costs that were incurred related to the bank credit facilities. Fees associated with the December 22, 2000 amended credit facilities in the amount of $2.1 million are being amortized over the remainder of the four-year period of the facilities.


7.  Interest Expense, Net

Interest expense, net, consisted of the following:



                                                                  Three Months Ended               Six Months Ended
                                                                      April 30,                        April 30,
                                                         -----------------------------------------------------------------
                                                                   2001             2000             2001             2000
                                                         -------------- ----------------   -------------- ----------------
Interest expense                                                  $ 8.0            $ 4.0            $15.2            $ 5.9
Interest income                                                    (0.1)              --             (0.3)              --
                                                         -------------- ----------------   -------------- ----------------
                                                                    7.9              4.0             14.9              5.9
Capitalized interest                                               (2.1)              --             (2.1)              --
                                                         -------------- ----------------   -------------- ----------------
                                                                  $ 5.8            $ 4.0            $12.8            $ 5.9
                                                         ============== ================   ============== ================

As required by U.S. generally accepted accounting principles the Company capitalizes the interest cost associated with constructing network assets based on the effective interest rate incurred by the Company on aggregate borrowings during the network assets' construction period. Capitalization of interest ceases when the assets are substantially complete and ready for their intended use, or when the construction of network assets is canceled or suspended.


8.  Mandatorily Redeemable Convertible Preferred Stock

On January 5, 2001, the Company sold 8,000 shares of Series D Preferred Stock for $40.0 million to WorldCom, Inc. ("WorldCom"). Proceeds from the sale of the Series D Preferred Stock were used to fund working capital requirements related to the Able acquisition. The preferred shares are not entitled to a dividend and are non-voting until January 5, 2007. Subject to certain provisions, the shares are redeemable by the Company at the issue price per share at any time in whole or in part. Subject to the reasonable approval of the Company's lenders and starting July 5, 2001, the holder may require the Company to redeem $10.0 million of the preferred shares. WorldCom has requested the Company redeem the $10.0 million subject to obtaining the required lender approval. The instrument creating the shares contains other restrictions on the Company as to the payment of dividends on any junior shares or the redemption or repurchase of other shares of the Company. At any time after January 5, 2002, at the election of the holder, the preferred shares are convertible to Bracknell common shares at $8.75 per common share, subject to adjustment as provided by the terms of the agreement. The preferred shares are mandatorily redeemable at the earlier of January 5, 2007, subject to the reasonable approval of the Company's lenders, or at the election of WorldCom, on or after the date on which the Company receives proceeds from a public debt or equity financing, but only up to the amount of any proceeds remaining after all other indebtedness which the Company is obligated to pay from such proceeds is repaid.

9.  Commitments and Contingencies

The Company is currently involved in a dispute involving a claim for wrongful termination of a contract at one of the Company's subsidiaries by NKK Steel Engineering, Inc. that has resulted in litigation. The original value of the contract was $30.9 million. At the time of termination, $14.9 million had been paid under the contract with undisputed receivables outstanding on the project of $9.1 million. Unbilled change orders are not expected to exceed 30% of the original contract value. The reason for the termination has not been particularized and therefore the ultimate outcome of this matter cannot be predicted with certainty. The Company believes there is merit to its claim for wrongful termination of the agreement and that it has substantive defenses to NKK Steel's claim against it.

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


10.  Segment Information

The Company operates in one reportable segment as a facilities infrastructure services provider. The Company designs, installs and maintains the networks, systems and facilities supporting the operations of commercial, industrial, special technologies and telecommunications customers. Each of these services is provided by several of the Company's subsidiaries and discrete financial information is not provided to management at the customer level. The segment information presented designates the internal organization that is used by management for making operating decisions and assessing performance. The following table presents information regarding revenues from the customer groupings noted above.

                                                               Three Months Ended             Six Months Ended
                                                                   April 30,                     April 30,
                                                            -----------------------------  ------------------------
                                                                  2001           2000           2001         2000
                                                            -------------   -------------  ------------   ---------
Commercial                                                   $    85.7       $   52.8       $  154.9      $    99.7
Industrial                                                        75.3           80.0          160.5          144.1
Special technologies                                              42.4           27.2           82.3           38.3
Telecommunications                                               107.6           30.5          179.4           54.5
                                                             ---------       --------       --------      ---------
                                                             $   311.0       $  190.5       $  577.1      $   336.6
                                                             =========       ========       ========      =========

The Company had revenues from and assets in the United States, Canada and other jurisdictions as follows:

Revenues:                                                      Three Months Ended             Six Months Ended
                                                                   April 30,                     April 30,
                                                            -----------------------------  ------------------------
                                                                  2001           2000           2001         2000
                                                            -------------    ------------  ------------   ---------
U.S.                                                         $   264.1       $  147.8       $  477.3      $   245.1
Canada                                                            46.0           41.6           98.1           90.3
Other                                                              0.9            1.1            1.7            1.2
                                                             ---------       --------       --------      ---------
                                                             $   311.0       $  190.5       $  577.1      $   336.6
                                                             =========       ========       ========      =========

Assets:                                                       April 30,     October 31,
                                                                2001           2000
                                                            -------------   -----------
U.S.                                                         $   966.7       $  418.4
Canada                                                            76.3          114.0
Other                                                              1.0            0.0
                                                             ---------       --------
                                                             $ 1,044.0       $  532.4
                                                             =========       ========

11.  Subsequent Event

Subsequent to April 30, 2001, the Company announced a restructuring initiative that is expected to eliminate approximately 100 positions company-wide. This initiative is expected to result in a pre-tax charge to earnings in the third quarter ended July 31, 2001 of an estimated $5.5 million.

Report of independent public accountants


To Bracknell Corporation:

We have reviewed the accompanying consolidated balance sheet of Bracknell Corporation (an Ontario corporation) as of April 30, 2001, and the related consolidated statements of earnings for the three-month and six-month periods ended April 30, 2001 and 2000 and the consolidated statements of cash flows for the three-month and six-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota,
June 4, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to Bracknell's consolidated financial condition and interim results of operations. You should read the following in conjunction with our unaudited consolidated financial statements and the related notes contained herein.

Overview

We provide a full range of infrastructure services for networks, systems, production facilities and equipment of companies across North America. Our capabilities include the design and engineering, project management, installation, maintenance and service of increasingly complex and critical infrastructure. Critical infrastructure includes those systems whose incapacity or failure could have a devastating impact on a business. We provide services on systems related to voice, data and video wireless and wireline communications, electrical power, lighting, automated controls, heating, ventilation, air conditioning, refrigeration, plumbing and process piping, and low voltage systems, such as fire alarms, security and surveillance. We help customers accelerate their time to market, reduce costs, realize efficiencies and increase focus on their core business with our end-to-end, life-cycle approach to supporting infrastructure needs. Certain of our operating units have been competing in the facilities infrastructure services industry for as many as 80 years.

Our historical financial results include the results of the companies acquired in fiscal 2000 and 2001 from the date those acquisitions were completed. We have significantly increased the scale and scope of our operations through the acquisition and integration of several companies. Accordingly, historical financial results are not indicative of our financial position or results of operations in the future. We also disposed of certain operations that are disclosed as discontinued operations.


Results of Operations

The following table sets forth certain historical financial data for the periods indicated (U.S. dollars in millions, except per share amounts).

                                                                             Three Months Ended         Six Months Ended
                                                                                 April 30,                  April 30,
                                                                          -----------------------   ---------------------
                                                                             2001          2000         2001       2000
                                                                          ---------      --------     --------   --------
Revenues                                                                 $   311.0     $   190.5    $   577.1   $  336.6
Cost of services                                                             261.6         159.8        485.6      284.8
Selling, general and administrative expenses                                  27.0          17.9         49.9       30.7
                                                                         ---------     ---------    ---------   --------
   Earnings before interest, taxes, depreciation and amortization (a)         22.4          12.8         41.6       21.1
Depreciation and amortization                                                  6.4           3.0         11.6        4.9
                                                                         ---------     ---------    ---------   --------
Earnings from operations                                                 $    16.0     $     9.8    $    30.0   $   16.2
                                                                         =========     =========    =========   ========
Operating earnings per share - diluted (b)                               $    0.09     $    0.10    $    0.18   $   0.19

(a) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, as an alternative to net income, as an indicator of operating performance, or as an alternative to any other measure of performance in accordance with the accounting principles generally accepted in the United States. We believe that it does provide an important additional perspective on our operating results and our ability to service long-term debt and to fund growth.

(b) Operating earnings are net earnings excluding the after-tax effect of non-recurring and non-operating revenues and expenses, discontinued operations and extraordinary items. Such earnings per share disclosure is not intended to represent an alternative to net earnings per share (as determined in accordance with generally accepted accounting principles) as a measure of performance, but we believe that it does provide an important additional perspective on our operating results.

Revenues

Revenues increased to $311.0 million for the quarter ended April 30, 2001 (2000
- $190.5 million) and to $577.1 million for the first six months of 2001 (2000 - $336.6 million). Companies acquired during the past twelve months increased revenues by $108.1 million in the second quarter and $201.7 million in the first six months of 2001. Adesta Communications, Inc. ("Adesta"), which was acquired on December 22, 2000 as part of the acquisition of Able Telcom Holding Corp. ("Able"), added $74.5 million in revenue in the second quarter and $101.4 million in the first six months of 2001. Able's other operations were classified as assets held for sale. Revenue growth in existing and acquired business was 4% from the second quarter of 2000 to the second quarter of 2001 and 1% for the first six months of 2001 compared to the first six months of 2000. Cost of sales also increased in the first three and six months of 2001 versus the same periods of 2000 principally due to acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.0 million (2000 - $17.9 million) in the second quarter of 2001 and $49.9 million (2000 - $30.7 million) in the first half of fiscal 2001. The increase in selling, general and administrative expenses was also primarily due to acquired companies. However, costs as a percent of revenues of 8.7% (2000 - 9.4%) in the second quarter of 2001 and 8.6% (2000 - 9.1%) for the first six months of 2001 were lower than the year-ago periods. Selling, general and administrative expenses also increased in fiscal 2001 due to approximately $0.4 million in costs associated with the consolidation of our executive offices.

We expect a third quarter of 2001 restructuring initiative will eliminate over an estimated 100 positions company-wide for an estimated annual recurring pre-tax benefit of U.S. $5.0 million. The restructuring is expected to result in a pre-tax charge to earnings in the third quarter of 2001 of an estimated U.S. $5.5 million. We believe these organizational changes will better position us to continue to deliver value to our customers and shareholders.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, improved to $22.4 million (2000 - $12.8 million) for the quarter ended April 30, 2001 and $41.6 million (2000 - $21.1 million) for the first six months of 2001. Companies acquired during the past year increased EBITDA by $9.7 million in the second quarter and $22.9 million in the first half of 2001. Adesta added $6.2 million in EBITDA in the second quarter and $9.9 million in the first six months of 2001. For the second quarter of 2001, EBITDA in existing and acquired businesses grew by 28% over the second quarter of 2000. For the first six months of 2001 compared to the first six months of 2000, EBTIDA grew by 13%.
The benefit of the shift to a higher margin business mix and strength from certain sectors of the commercial and industrial markets more than offset a reduction in activity from telecommunications and technology customers.

EBITDA margins improved to 7.2% (2000 - 6.7%) in the second quarter of 2001 and to 7.2% for the first six months of 2001 (2000 - 6.3%). Margins improved in fiscal 2001 principally due to our being more selective in the types of projects and customers we pursue. We are also improving productivity with purchasing initiatives, better planning and execution of our work and our management processes. The first half of our fiscal year is typically seasonally weaker due to reduced winter activity, customer spending cycles and the normal timing of certain work, especially in the auto industry. With seasonally lower sales and relatively constant selling, general and administrative expenses, our margin percentages are typically reduced. Refer to Note (a) under Results of Operations table.

Depreciation and Amortization

Depreciation and amortization increased to $6.4 million (2000 - $3.0 million) in the second quarter of 2001 and $11.6 million (2000 - $4.9 million) in the first half of 2001. Goodwill amortization increased to $4.2 million (2000 - $1.9 million) in the second quarter of 2001 and increased to $7.2 million (2000 - $3.0 million) in the first half of 2001. Depreciation and amortization increased in the first three and six months of 2001 due to acquisitions.

Interest Expense

Interest expense increased in the quarter and six months ended April 30, 2001 as compared to the same periods in 2000 principally due to higher levels of debt incurred to finance acquisitions. Capitalized interest was $2.1 million in the second quarter and first six months of 2001 (2000 - nil) and was principally related to network development assets.

Extraordinary Item

Non-cash extraordinary losses of $1.3 million, net of taxes of $0.6 million, in the first half of 2001 and $2.0 million, net of taxes of $1.2 million, in the second quarter and first half of 2000 were recorded due to the write-off of previously deferred financing fees that were incurred related to the bank credit facilities. The expansion of the credit facilities in each period related to acquisitions triggered the charges.

Income Taxes

Our effective income tax rate was 38.0% during the first six months of 2001. The income tax provision in the second quarter and first half of 2001 included an approximate 10% benefit for tax efficient financing that was substantially offset by non-deductible goodwill and other items. The tax benefit was also substantially offset by an amount for non-deductible goodwill in the same periods of 2000.

Operating Earnings per Share

Diluted operating earnings per share were $0.09 in the quarter ended April 30, 2001 compared to $0.10 in the same period of 2000. Operating earnings are net earnings excluding the after-tax effect of non-recurring and non-operating revenues and expenses, discontinued operations and extraordinary items. Refer to Note (b) above. Items excluded in the calculation of operating earnings per share in the first six months of 2001 were an extraordinary loss and an item reported as Other expense related to a foreign exchange translation loss. These two items combined to reduce net earnings by $2.0 million on an after-tax basis. In the second quarter and first six months of 2000 an extraordinary loss and loss from discontinued operations were the principal items excluded in calculating operating earnings per share.

Outlook

Our estimated project backlog as of April 30, 2001, including maintenance and service contracts, was approximately $1.0 billion (January 31, 2001 - $1.1 billion). We expect to complete approximately 70% of the backlog in the next twelve months. Many of the service contracts with customers do not specify the volume of services to be committed, but instead commit the customer to obtain these services from Bracknell. As such, these estimates are based on historical relationships with customers and experience with similar contracts.

We provide services to a diversified mix of telecommunications, technology, commercial and industrial companies. While our backlog increased over the past year, our business is influenced by overall economic conditions. In the first half of 2001, we experienced weaker market conditions with some of our auto, telecommunication and technology customers. However, we witnessed strength in other areas of our business, such as commercial, pharmaceutical and power customers. We currently expect fiscal 2001 revenues will be approximately $1.4 billion.

Liquidity and Capital Resources

We operate a primarily service-based business and therefore our capital requirements are generally for operating working capital, acquisitions and development of network assets. Liquidity needs are largely met through borrowings under working capital facilities and cash flows from operations. As of April 30, 2001, Bracknell had in place $357.5 million in credit facilities from a syndicate of banks. The credit facilities are made up of $237.5 million in term commitments and $120.0 million in operating commitments. The operating facilities are 364-day facilities renewable on December 22 of each year and the term facilities mature on October 31, 2004. The credit facilities were increased on December 22, 2000 to the current amount from $212.5 million to provide for the acquisition of Able (See Note 2 "Acquisitions" to the Consolidated Financial Statements) and the repayment of the notes issued in connection with the acquisition of Sunbelt Integrated Trade Services in March 2000. As of April 30, 2001, approximately $300.4 million of the facility was utilized for borrowings, including $237.5 million under U.S. and Canadian term facilities, and $2.5 million was utilized for letters of credit. Available borrowings at April 30, 2001 under the operating facilities were $57.1 million. The term facilities require repayments of 5% per quarter for the 11 quarters that began April 30, 2001, increasing to 10% for the following three quarters beginning January 31, 2004 and 15% for the final quarter.

Borrowings under these facilities are in the form of advances, accommodations, bankers acceptances, or letters of credit and as of April 30, 2001 bore interest at the London Interbank Offered Rate ("LIBOR'') plus 2.75% or prime rate plus 1.75%. Interest can vary between 1.75% to 4.25% over LIBOR or 0.75% to 3.25% over the prime rate based on Bracknell's ratio of total net debt to consolidated earnings before interest, tax, depreciation and amortization. Changes in LIBOR, which are affected by changes in interest rates in general, will affect the interest rate applicable on our credit facilities.

The credit facilities have general and financial covenants that place certain restrictions on Bracknell, including the making of payments (dividends and distributions), incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers and transfers and the use of loan proceeds. In addition, the credit facilities limit the aggregate amount of additional borrowings that we can incur. The operating commitments may be utilized for general corporate purposes only. As a matter of practice and under the terms of the credit agreement, we are required to provide the lenders with periodic budgets, financial statements and public reports and filings, and we must meet specified thresholds with respect to profitability and debt to net worth ratios. As of April 30, 2001 we were in compliance with these financial covenants.

Cash flows provided by operating activities before changes in operating assets and liabilities were $22.8 million for the six months ended April 30, 2001 as compared to cash flows of $13.8 million in the same period of 2000. The improvement in 2001 as compared to the prior year was principally due to improved cash earnings from operations discussed above. Cash flows invested in operating assets and liabilities were $44.8 million in the first six months of 2001 versus $51.5 million in the same period of 2000. The additional cash invested in the first six months of the current year was primarily due to the planned reduction of Adesta's accounts payable following the Able acquisition. Cash flows of $23.4 million were generated from operating assets in the second quarter of 2001 compared with an investment of $36.6 million in the prior year period. Funding of Able's former transportation division reduced cash by $14.0 million in the second quarter and $20.0 million in the first six months of 2001. As of April 30, 2001, obligations related to the transportation division were fully funded. Operating working capital at April 30, 2001 improved to 26 days of revenue at the end of the second quarter of 2001 from 44 days at October 31, 2000. The acquisition of Adesta and aggressive management of all of the components of working capital, billing, collections and suppliers contributed to the improvements. Maintaining this level will continue to be challenging, particularly in a more difficult economic and capital constrained business environment. We continue to implement programs to maintain operating working capital at our longer-term goal of 25 days of revenue.

Cash flows used in investing activities decreased to $49.6 million in the first six months of 2001 from $98.6 million for the same period in 2000. The higher level of investing activities last year was primarily due to the acquisition of Sunbelt Integrated Trade Services, Sylvan Industrial Piping and The Highlight Group in the second quarter of 2000, partially offset by increased investment in networks under construction in 2001.

On December 22, 2000 we completed the acquisition of Able, including Adesta, a telecommunications network services company. The acquisition was accounted for under the purchase method. The acquisition and Able's working capital requirements were financed with the issuance of approximately 24 million common shares valued at $114.2 million, options and warrants valued at $4.5 million, approximately $85.0 million from our expanded credit facility and the issuance of $40.0 million in convertible preferred stock. As part of the acquisition we issued 1.2 million options to purchase shares at prices ranging from $4.02 to $16.60 per share and 3.4 million warrants at prices ranging from $4.02 to $22.08 per share. See Note 2 "Acquisitions" to the Consolidated Financial Statements.

Certain of our agreements related to acquisitions that were completed over the past two years included contingent earn-out provisions that may be triggered based on these acquired companies achieving certain financial targets. As of April 30, 2001, the maximum potential payment under these agreements was approximately $82.0 million. In the third quarter of 2001 $2.9 million related to finalization of the earn-out for Sylvan Industrial Services will be charged to earnings as part of the restructuring initiative.

Our cash flows from financing activities decreased to $88.3 million for the first six months of 2001 from $138.1 million in same period of 2000. The net decrease in cash flows from financing activities in 2001 was principally due to lower proceeds from borrowings associated with acquisitions compared to the prior year. During the first six months of 2001 we repaid in full the notes incurred to finance the Sunbelt acquisition ($19.9 million), made principal payments under our term credit facility ($12.5 million) and repaid Able's credit facility ($35.5 million).

We believe that our anticipated cash flows from operating activities, together with availability under our credit facilities and proceeds from monetization of networks under construction, will be sufficient to finance working capital requirements and anticipated capital spending requirements for the next year. At April 30, 2001, the net carrying value of networks under construction that we intend to monetize totaled approximately $142.0 million. If we are unable to monetize these assets due to industry conditions, or otherwise, we may have to seek other sources of liquidity. We plan to finance our growth, including potential acquisitions, with cash flow generated from operations and by accessing the public and private debt and equity capital markets.

Forward-Looking Statements

In various places in Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this document, we discuss our expectations regarding our future performance. These "forward-looking" statements are based on currently available competitive, financial and economic data, and operating plans, but are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, as well as statements preceded by, followed by or that include the words "plans," "believes," "expects," "anticipates," "estimates," "projects," "intends" or similar expressions. You should understand that important factors, in addition to those discussed in this document, could affect our future results and could cause those results to differ materially from those expressed in any forward-looking statements. These factors include, among others:

     . Trends and conditions in our and our customers' industries, including future consolidations;
     .    Risks associated with the ability to compete in local markets;
     . Inability to further identify, develop and achieve commercial success for new services;
     . Increased competition and its effects on pricing, spending, third-party relationships, the customer base and revenues;
     .    Inability to reduce operating working capital;
     .    Risks associated with the ability to integrate acquired businesses;
     .    The importance of acquisitions for growth;
     . Risks associated with the ability to implement cost savings and operational strategy;
     .    Risks of new and changing regulation in the U.S. and internationally;
     . General, regional or telecommunications or other customer business economic conditions;
     .    Access to capital by us or our customers; and
     .    Sufficient supply of skilled workers.

There can be no assurances that any anticipated future results will be achieved. As a result of the factors identified above and other factors, our actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in interest and foreign exchange rates that may impact our financial position. Our credit facilities make interest rate and foreign exchange rate hedging activities available to us. Historically, and as of April 30, 2001, we have not used derivative instruments or engaged in hedging activities.

Interest Rates

As of April 30, 2001 the fair value of our total debt outstanding was estimated to be $302.0 million, which approximated carrying value due its market-based interest rates. Market risk is estimated as the potential change in fair value resulting from a change in interest rates of 1% and amounted to $2.8 million at April 30, 2001.

Interest rates on our variable rate debt are subject to fluctuations based on changes in the LIBOR and prime lending rates. Based on these April 30, 2001 debt levels, a hypothetical 1% adverse change in interest rates would have reduced net earnings and cash flows by an estimated $0.5 million for the quarter.

Foreign Currency Risks

On November 1, 1999, we adopted the practice of reporting in United States dollars to reflect the fact that a greater portion of our business operations would be conducted in the United States. Our foreign currency exposures give rise to market risk associated with exchange rate movements against the Canadian dollar, the functional currency for our operations in Canada. As a result, fluctuations in foreign currencies may have an impact on our reported business and financial results and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of relevant currencies may affect the cost of items required in our operations. We expect less than 20% of fiscal 2001 revenues will be invoiced in Canadian dollars.

We endeavor to minimize the impact of such currency fluctuations through our ongoing commercial practices. In attempting to manage this foreign exchange risk, we generally source particular materials and labor of a particular contract in the same currency in which we receive the revenues for that contract.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On September 24, 1999 we entered into an agreement with NKK Steel Engineering, Inc. related to the installation of electrical and mechanical systems for the construction of a continuous galvanizing process facility located at the site of National Steel Corporation Great Lakes Division in Ecorse, Michigan. On February 6, 2000 NKK Steel terminated this agreement. On April 6, 2000 we filed a claim of lien against NKK Steel Engineering, Inc. for approximately $25 million representing amounts due to us and various subcontractors. Legal actions were commenced in May 2000 by Bracknell and NKK Steel in respect of the termination of the agreement. In the actions continued as NKK Steel Engineering, Inc. v. The State Group International Limited in the United States District Court, Eastern District of Michigan, no monetary amounts have been specified by either party. In NKK Steel's claim, NKK Steel alleges, among other things, that we breached the agreement. In our proceedings, we claimed, among other things, breach by NKK Steel of the agreement, unjust enrichment, misrepresentation and violations under the Michigan Building Contract Fund Act. We believe there is merit to our claim for wrongful termination of the agreement and that we have substantive defenses to NKK Steel's claim against us. Based on the advice of counsel and our investigations, we believe that the results of these proceedings will not have a material adverse effect on us. See also Note 8 "Commitments and Contingencies" to the Consolidated Financial Statements.

We are involved in other claims and litigation primarily arising from the normal course of business for the reimbursement of costs of additional work and of additional costs incurred due to changed conditions. Any settlements or awards will be recognized when the outcome and amounts are reasonably estimatable and determinable. Management believes that the ultimate outcome of these other matters will not have a material effect on our consolidated results of operations or financial position.

ITEM 2.  Changes in Securities and Use of Proceeds

On January 5, 2001, we sold 8,000 shares of Series D Preferred Stock to WorldCom, Inc. ("WorldCom") for $40.0 million. WorldCom committed to purchase the mandatorily redeemable convertible preferred stock on December 22, 2000 as part of the Able acquisition. Proceeds from the sale of the Series D Preferred Stock were used to fund working capital requirements related to the Able acquisition. The preferred shares are not entitled to a dividend and are non-voting until January 5, 2007. Subject to certain provisions, the shares are redeemable by us at the issue price per share at any time in whole or in part. Subject to the reasonable approval of our lenders and starting July 5, 2001, WorldCom may require us to redeem $10.0 million of the preferred shares. WorldCom has requested us to redeem the $10.0 million subject to obtaining the required approval of our lenders. The instrument creating the shares contains other restrictions on us as to the payment of dividends on any junior shares or the redemption or repurchase of other Bracknell shares. At any time after January 5, 2002, at the election of WorldCom, the preferred shares are convertible to Bracknell common shares at $8.75 per common share, subject to adjustment as provided by the terms of the agreement. The preferred shares are mandatorily redeemable at the earlier of:

     .    January 5, 2007, subject to the reasonable approval of our lenders, or
     . at the election of WorldCom, on or after the date on which we receive proceeds from a public debt or equity financing, but only up to the amount of any proceeds remaining after all other indebtedness which we are obligated to pay from such proceeds is repaid.

The Series D Preferred Stock was issued pursuant to an exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended. This transaction was privately negotiated and the purchaser was an accredited investor. No public offering or public solicitation was used by us in the placement of these securities.


ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

An Annual and Special Meeting of Shareholders was held on March 26, 2001. At the Annual and Special Meeting, the following proposals were adopted by the margins indicated:

     1. Election of Gilbert S. Bennett, Jean-Rene Halde, Michael D. Hanna, Wade C. Lau, Paul D. Melnuk, James W. Moir, Jr., Thomas P. Muir, Gregory J. Orman and Allan R. Twa to serve as Directors of the Company.

                                                                        Broker
                                            For           Withheld    Non-Votes
                                         ----------       --------    ---------
          Gilbert S. Bennett             43,422,303         84,478            0
          Jean-Rene Halde                43,421,753         85,028            0
          Michael D. Hanna               43,419,202         87,579            0
          Wade C. Lau                    43,421,753         85,028            0
          Paul D. Melnuk                 43,422,303         84,478            0
          James W. Moir, Jr.             43,422,103         84,678            0
          Thomas P. Muir                 43,422,003         84,778            0
          Gregory J. Orman               43,419,202         87,579            0
          Allan R. Twa                   43,422,053         84,728            0

     2. Appointment of Arthur Andersen LLP as independent auditors for the 2001 fiscal year and authorization of directors to fix the compensation of the auditors.

          For                             42,603,212
          Against                            197,410
          Abstain                            706,159
          Broker Non-Votes                         0

     3. Approval of amendments to the Bracknell Corporation Performance Stock Option Plan

          For                             27,347,221
          Against                         10,367,361
          Abstain                                  0
          Broker Non-Votes                         0

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 15.0 - Letter re unaudited interim financial information

      (b)  Reports on Form 8-K

           None

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


June 14, 2001