Form 10-Q
period 2001-07-31
BRACKNELL CORP
filed 2001-09-24
CIK 1110891

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

         For the quarterly period ended July 31, 2001

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

         Number of shares of registrant's common stock outstanding as of September 12, 2001: 65,649,662

--------------------------------------------------------------------------------

                              BRACKNELL CORPORATION

                                 FORM 10-Q INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)
     Consolidated Balance Sheets at July 31, 2001 and
       October 31, 2000.....................................................   1
     Consolidated Statements of Earnings for the Three and
       Nine Months Ended July 31, 2001 and 2000.............................   2
     Consolidated Statements of Cash Flows for the Three and
       Nine Months Ended July 31, 2001 and 2000.............................   3
     Notes to Consolidated Financial Statements.............................   4
     Report of Independent Public Accountants...............................  12

ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  13

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.......  20


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................  20

ITEM 2.    Changes in Securities and Use of Proceeds........................  21

ITEM 3.    Defaults Upon Senior Securities..................................  22

ITEM 4.    Submission of Matters to a Vote of Security Holders..............  22

ITEM 5.    Other Information................................................  22

ITEM 6.    Exhibits and Reports on Form 8-K.................................  22

Signature  .................................................................  25


Bracknell Corporation
Consolidated Balance Sheets                                            July 31,    October 31,
(U.S. GAAP in millions of U.S. dollars)                                  2001        2000
================================================================================================
                                                                     (Unaudited)
                                       Assets
Current assets:
Cash and cash equivalents                                              $    5.9     $    4.5
Contract and accounts receivables, net                                    300.2        210.0
Costs and estimated earnings in excess of contract billings               137.2         82.0
Other                                                                      19.9         18.5
------------------------------------------------------------------------------------------------
     Total current assets                                                 463.2        315.0
Property and equipment, net                                                26.3         18.0
Networks under construction                                               116.7         --
Goodwill, net                                                             188.2        189.1
Other                                                                      42.5         10.3
------------------------------------------------------------------------------------------------
     Total assets                                                      $  836.9     $  532.4
================================================================================================

                   Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Borrowings under revolving credit facilities                           $  108.1     $   45.3
Current portion of long-term debt                                          71.2         40.5
Accounts payable and accrued liabilities                                  265.6        130.5
Contract billings in excess of costs and estimated earnings                76.6         40.2
Other                                                                       7.6          8.5
------------------------------------------------------------------------------------------------
     Total current liabilities                                            529.1        265.0
------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                    171.0        123.8
Long-term deferred revenues                                                69.3         --
Other long-term liabilities                                                30.0          1.5
------------------------------------------------------------------------------------------------
     Total liabilities                                                    799.4        390.3
------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Mandatorily redeemable convertible preferred stock                         40.0         --

                           Stockholders' Equity (Deficit)
Common stock                                                              208.3         91.9
Contributed surplus                                                         4.7          0.2
Accumulated equity (deficit)                                             (210.7)        54.5
Accumulated other comprehensive loss                                       (4.8)        (4.5)
------------------------------------------------------------------------------------------------
     Total stockholders' equity (deficit)                                  (2.5)       142.1
------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)              $  836.9     $  532.4
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Bracknell Corporation                                            For the three months         For the nine months
Consolidated Statements of Earnings (Loss)                          ended July 31,              ended July 31,
(U.S. GAAP in millions of U.S. dollars,                       --------------------------    --------------------------
 except per share amounts)                                         2001        2000           2001         2000
======================================================================================================================
                                                                      (Unaudited)                 (Unaudited)
Revenues                                                        $   306.4     $   242.9     $   883.5     $   579.5
Cost of services                                                    258.5         201.9         744.1         486.7
----------------------------------------------------------------------------------------------------------------------
Gross margin                                                         47.9          41.0         139.4          92.8

Selling, general and administrative expenses                         27.0          22.2          76.9          52.9
Restructuring charges                                                 5.6          --             5.6          --
Write-down of goodwill                                              276.0          --           276.0          --
Depreciation and amortization                                         6.8           3.8          18.4           8.7
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations                                    (267.5)         15.0        (237.5)         31.2
Interest expense, net                                                 5.1           6.2          17.9          12.1
Other expense (income)                                                0.6          (0.3)          1.3          (0.7)
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before provision for income taxes                  (273.2)          9.1        (256.7)         19.8
Provision for income taxes                                            1.1           3.6           7.2           7.4
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item and discontinued
  operations                                                       (274.3)          5.5        (263.9)         12.4
Extraordinary loss, net of taxes of $0.6 and $1.2                    --            --             1.3           2.0
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before discontinued operations                     (274.3)          5.5        (265.2)         10.4
Earnings from discontinued operations, net of taxes                  --             2.2          --             1.8
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $  (274.3)    $     7.7     $  (265.2)    $    12.2
======================================================================================================================

Earnings per share
Earnings (loss) before extraordinary loss and discontinued
  operations
     Basic                                                      $    (4.24)   $     0.14    $    (4.39)   $     0.34
     Diluted                                                         (4.24)         0.13         (4.39)         0.33
Impact of extraordinary loss on earnings per share
     Basic                                                      $    --       $    --       $     0.02    $     0.06
     Diluted                                                         --            --             0.02          0.05
Earnings (loss) before discontinued operations
     Basic                                                      $    (4.24)   $     0.14    $    (4.41)   $     0.29
     Diluted                                                         (4.24)         0.13         (4.41)         0.28
Net earnings (loss)
     Basic                                                      $    (4.24)   $     0.19    $    (4.41)   $     0.34
     Diluted                                                         (4.24)         0.19         (4.41)         0.32

Weighted average common shares outstanding
     Basic                                                            64.7          40.5          60.1          36.2
     Diluted                                                          64.7          41.4          60.1          37.7

The accompanying notes are an integral part of these consolidated financial statements.

                                                                  For the three months        For the nine months
Bracknell Corporation                                                ended July 31,            ended July 31,
Consolidated Statements of Cash Flows                           ------------------------    -------------------------
(U.S. GAAP in millions of U.S. dollars)                             2001        2000         2001         2000
====================================================================================================================
                                                                      (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings (loss) from continuing operations                        $ (274.3)    $   5.5     $ (265.2)    $   10.4
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
     Depreciation and amortization                                     6.8         3.8         18.4          8.7
     Restructuring charges not paid                                    1.9        --            1.9         --
     Provision for deferred income taxes                              (1.7)       --           (1.7)        --
     Write-off of deferred financing fees                             --          --            2.0          3.3
     Write-down of goodwill                                          276.0        --          276.0         --
     Other                                                             0.2         0.5          0.3          1.2
Change in current liabilities held for sale                           --          --          (20.0)        --
Change in operating assets and liabilities, excluding assets
   acquired and liabilities assumed in acquisitions                  (43.0)      (15.2)       (87.8)       (66.7)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (34.1)       (5.4)       (76.1)       (43.1)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net                                             (0.5)       (2.0)        (4.0)        (4.1)
Networks under construction net of long-term deferred
   revenues                                                          (13.2)       --          (41.3)        --
Long-term investments and acquisitions                                (2.9)       --          (20.4)       (95.2)
Proceeds from the sale of discontinued operations                      8.5        11.7          8.5         11.7
Other                                                                 --          (0.4)        (0.5)        (1.7)
--------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                   (8.1)        9.3        (57.7)       (89.3)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facilities, net                     47.6         1.1         62.8         38.4
Borrowings under term facilities                                      --          --          105.1        104.6
Repayment of Sunbelt Notes                                            --          --          (19.9)       (29.0)
Repayment of term facilities                                          --          --          (12.5)        --
Repayment of other long-term debt                                     --          --          (36.2)        (0.3)
Exercise of options                                                    1.2        --            2.2         --
Issuance of preferred stock                                           --          --           40.0         --
Issuance of common stock                                              --          --           --           29.1
Financing costs                                                       --          (0.6)        (2.1)        (4.0)
Other                                                                 --          (0.1)        (2.3)        (0.3)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             48.8         0.4        137.1        138.5
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                               (0.8)       --           (1.9)        --
Increase in cash and cash equivalents                                  5.8         4.3          1.4          6.1
Cash and cash equivalents, beginning of period                         0.1         2.5          4.5          0.7
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $    5.9     $   6.8     $    5.9     $    6.8
====================================================================================================================
Supplemental Disclosure:
   Cash paid for interest                                         $    6.1     $   4.7     $   18.8     $    9.1
   Cash paid for income taxes                                          2.2         3.5          8.1         13.8
   Notes issued in lieu of cash for Sunbelt acquisition               --          --           --           50.0
   Common stock and equivalents issued for acquisitions               --          --          118.7         --
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q - PART I
ITEM 1.    Financial Statements (continued)

Bracknell Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 31, 2001
(tabular dollar amounts in millions of U.S. dollars, except per share data)


1.       Basis of Presentation and Nature of Business

The accompanying unaudited consolidated financial statements of Bracknell Corporation, an Ontario corporation, and its subsidiaries (collectively, the "Company" or "Bracknell") are presented in accordance with the disclosure requirements for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments and certain impairment charges, see Note 4 "Goodwill Impairment and Restructuring Charge") necessary for a fair presentation of the financial statements have been included therein. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Bracknell's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

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


2.       Acquisitions

On December 22, 2000, Bracknell completed the acquisition of Able Telcom Holding Corp. ("Able"), a telecommunications network services company. The acquisition was accounted for under the purchase method of accounting. The acquisition and Able's working capital requirements were financed with the issuance of approximately 24 million common shares of Bracknell valued at $114.2 million, options and warrants valued at $4.5 million, approximately $85.0 million from the Company's expanded credit facilities and the issuance of $40.0 million in convertible preferred stock. The net liabilities of Able had a value of approximately $130.2 million, as revised. The excess of the cost over the fair market value of the net liabilities acquired, primarily goodwill, was revised to $276.0 million in the third quarter of 2001 from $129.4 million at the end of the second quarter due to the refinement of purchase price. See Note 4 "Goodwill Impairment and Restructuring Charge" for further discussion of purchase price allocation. The fair value of the net liabilities acquired was based on preliminary estimates and may be further revised at a later date. Concurrent with the closing of the transaction, Bracknell amended its credit facilities in order to provide working capital financing to Able. See Note 7 "Bank Credit Facility and Liquidity." As part of the acquisition, Bracknell issued 1.2 million options to purchase shares at prices ranging from $4.02 to $16.60 per share and 3.4 million warrants at prices ranging from $4.02 to $22.08 per share.

The following unaudited pro forma information presents certain income statement data of Bracknell on a pro forma basis as if the acquisition of Able had been completed as of the beginning of each respective period.

                                                                    Three Months Ended    Nine Months Ended
                                                                         July 31,            July 31,
                                                                    -------------------  --------------------
                                                                      2001       2000      2001        2000
                                                                    --------    -------  ---------   --------
Revenues                                                            $ 306.4     $326.6   $ 908.2     $941.3
Earnings (loss) before extraordinary item                            (274.3)       7.0    (270.7)      14.9
Net earnings (loss)                                                  (274.3)       7.0    (272.0)      12.7

Earnings (loss) before extraordinary item per share - diluted       $  (4.24)   $  0.10  $  (3.81)   $  0.21
Net earnings (loss) per share - diluted                             $  (4.24)   $  0.10  $  (3.81)   $  0.18

The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been if these transactions had occurred at such dates or project the Company's future results of operations.


3.       Networks Under Construction

Networks under construction at July 31, 2001 consisted primarily of telecommunication infrastructure projects on rights-of-way leased for 20 years with renewal rights. The largest of these projects was with the Colorado Department of Transportation ("CDOT"). There are four primary segments of the CDOT network, the largest of which are a loop around Denver and a long haul route from Denver west along Interstate Highway 70 to the Utah border ("I-70 West"). As of July 31, 2001, the Company has suspended construction of the I-70 West network pending securing additional user agreements. The duct capacity varies along the CDOT network and is being constructed, marketed and sold or leased by Bracknell under long-term user (irrevocable rights of use) agreements. In addition to long-term user agreements, the Company may execute fiber installation and long-term maintenance contracts with the CDOT network users. The assets and related rights-of-way were acquired by the Company in the acquisition of Able.

The Company accounts for these network assets and related activity in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43") which limits the applicability of sales-type lease accounting and requires revenue from capacity sales to be deferred and recorded over the life of the contract (currently up to 20 years) where sales-type lease accounting is not permitted.

In accordance with the provisions of FIN 43, user fees received by the Company in advance of network completion are presented as deferred revenues on the accompanying consolidated balance sheets. Generally, the Company expects to recognize revenue from the user agreements ratably over the lives of the agreements, while the cost of the underlying network will be depreciated over the expected useful life of the network. Costs associated directly with the networks under construction, including employee-related and interest costs, are capitalized. As of July 31, 2001, the Company has not begun amortizing the costs associated with the network assets. Amortization of these assets will commence when the networks are ready for their intended use.

Since the acquisition of Able on December 22, 2000, the Company has used net cash of approximately $41.3 million in construction of network assets. Cash requirements to fund the completion of networks under construction as of July 31, 2001 are expected to be approximately $17.0 million. Upon completion, $22.0 million would be due from currently executed contracts with customers. Failure of the Company to execute sufficient user agreements for the networks under construction could have a material adverse effect on the carrying value of $47.4 million (net of deferred revenues) at July 31, 2001, and recoverability of the Company's network assets.

4.       Goodwill Impairment and Restructuring Charge

As a result of a significant downturn in the telecommunications industry and the decision to pursue strategic alternatives with respect to its Adesta Communications subsidiary, the Company analyzed projected undiscounted cashflows and determined that goodwill associated with the purchase of Able was impaired. Accordingly, the Company completed a preliminary allocation of purchase price with the resulting entire amount of goodwill of approximately $276.0 million charged to earnings in the third quarter of 2001. The write-off of the goodwill was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business. After this preliminary allocation of purchase price, the Company has a net investment in networks under construction of approximately $47.4 million (net of deferred revenues) as of July 31, 2001. The Company is awaiting finalization of such purchase price allocation pending an outside appraisal of such networks under construction. Failure of the Company to execute sufficient user agreements and complete construction of the networks under construction could have a material adverse effect on the carrying value and recoverability of the Company's networks under construction.

The restructuring charge incurred during the third quarter of 2001 of approximately $5.6 million resulted from the Company's announcement of a plan for elimination of approximately 100 positions company-wide with 60% severed as of July 31, 2001. As of July 31, 2001, amounts paid and charged to the reserve amounted to $3.7 million. The Company anticipates the remaining restructuring costs will be paid and charged to the reserve during the fourth quarter of fiscal 2001.


5.       Comprehensive Income (Loss)

For Bracknell, comprehensive income (loss) represents net earnings (loss) adjusted for foreign currency translation adjustments. Comprehensive income
(loss) for all the periods ended July 31, 2001 and 2000 was as follows:

                                             Three Months        Nine Months
                                                Ended               Ended
                                               July 31,            July 31,
                                            ---------------   ----------------
                                              2001    2000     2001       2000
                                            -------   -----   -------    -----
Net earnings (loss)                         $(274.3)  $ 7.7   $(265.2)   $12.2
Foreign currency translation adjustments        1.0    (0.5)     (0.3)    (1.1)
                                            -------   -----   -------    -----
Comprehensive income (loss)                 $(273.3)  $ 7.2   $(265.5)   $11.1
                                            =======   =====   =======    =====


6.       Earnings (Loss) Per Share

Basic earnings (loss) per common share was calculated by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was calculated by dividing net earnings (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued pursuant to outstanding options, warrants and other convertible securities. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations for the periods ended July 31, 2001 and 2000:

                                                         Three Months  Nine Months
                                                            Ended         Ended
                                                           July 31,      July 31,
                                                         -----------   -----------
                                                         2001   2000   2001   2000
                                                         ----   ----   ----   ----
Weighted average common shares outstanding - basic       64.7   40.5   60.1   36.2
Effect of dilutive securities - options/warrants          --     0.9    --     1.0
Effect of convertible preferred securities                --     --     --     0.6
Weighted average common shares outstanding - diluted     64.7   41.4   60.1   37.7

Potential common shares of 15.0 million for the three-month period ended July 31, 2001 (2000 - 0.4 million) and 13.1 million for the nine-month period ended July 31, 2001 (2000 - 0.2 million) related to the Company's outstanding stock options and warrants were excluded from the computation of diluted earnings
(loss) per share under the treasury method as inclusion of these shares would have been antidilutive.

7.       Bank Credit Facility and Liquidity

As of July 31, 2001, Bracknell had in place $356.7 million in bank credit facilities from a syndicate of banks. As of July 31, 2001 the bank credit facilities were made up of $236.7 million in term commitments and $120.0 million in operating commitments. The operating facilities are 364-day facilities renewable on December 22nd of each year and the term facilities mature on October 31, 2004. The bank credit facilities were increased on December 22, 2000 to the current amount from $212.5 million to provide for the acquisition of Able (See Note 2 "Acquisitions") and the repayment of the notes issued in connection with the acquisition of Sunbelt Integrated Trade Services in March 2000. As of July 31, 2001, approximately $344.8 million of the facilities were utilized for borrowings, including $236.7 million under U.S. and Canadian term facilities. The Company has also utilized letters of credit amounting to approximately $2.1 million under the facilities. Available borrowings at July 31, 2001 under the operating facilities were $9.8 million. The term facilities require repayments of 5% per quarter for the 11 quarters that began April 30, 2001, increasing to 10% for the following three quarters beginning January 31, 2004 and 15% for the final quarter. As set out below, the repayments due July 31, 2001 and October 31, 2001 were deferred.

Borrowings under these facilities are in the form of advances, accommodations, banker's acceptances, or letters of credit and as of July 31, 2001 bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% or prime rate plus 1.75%. Interest can now vary between 0.75% to 3.25% over the prime rate based on the Company's ratio of total net debt to consolidated earnings before interest, tax, depreciation and amortization.

The bank credit facilities have general and financial covenants that place certain restrictions on the Company, including the making of payments (dividends and distributions), incurrence of certain liens, the sale of assets under certain circumstances, the entering into of certain transactions with affiliates, certain consolidations, mergers and transfers and the use of loan proceeds. In addition, the credit facilities limit the aggregate amount of additional borrowings that can be incurred by the Company. The operating commitments may be utilized for general corporate purposes only. As a matter of practice and under the terms of the credit agreement, the Company is required to provide the lenders with periodic budgets, financial statements and public reports and filings, and the Company must meet specified thresholds with respect to profitability and debt to net worth ratios.

Effective for the quarter ended July 31, 2001, the Company and its bank group agreed to amend financial covenants under the bank credit facilities related to debt to capitalization, net debt to consolidated EBITDA, senior debt to consolidated EBITDA and debt service coverage, and to defer certain scheduled principal payments. A scheduled principal payment of $12.5 million was deferred to October 31, 2001, and a required principal payment of $8.4 million resulting from the receipt of proceeds from the sale of the former construction division of Able was deferred to the earlier of receipt of auto shutdown receivables or October 31, 2001. As of July 31, 2001, the Company was in compliance with its amended financial covenants.

Due principally to the slower than expected monetization of networks under construction, the Company experienced high utilization under its bank credit facilities and deferral of payment on trade accounts payable in the third quarter of 2001. In September 2001, the Company reached agreement with its existing bank group to increase their commitment by $20.0 million, further defer principal payments totaling $25.0 million to December 21, 2001 and to further amend certain financial covenants related to debt to capitalization, net debt to consolidated EBITDA, senior debt to consolidated EBITDA and debt service coverage. Further, the Company entered into a definitive agreement with Ontario Teachers' Pension Plan Board (Ontario Teachers') to purchase $40.0 million of new common shares and provide a standby purchase commitment for a planned $80.0 million rights offering to shareholders. Ontario Teachers' commitment to purhase and take up all Common Shares offered but not taken up under the rights offering is subject to the restriction that Ontario Teachers' will not acquire in aggregate more than 30% of the outstanding shares of the Company. These offerings will be priced at $2.00 per share, provided that the price will be adjusted to equal the exercise price on the rights offering, if different. The Company expects to file a preliminary prospectus in Canada and register the rights offering under U.S. securities laws by early October 2001. Proceeds of these offerings will be used to reduce outstanding payables, repay bank credit facilities indebtedness and general corporate purposes.

The amendments to the bank facilities are subject to a number of conditions, including completion of documentation that is expected to be finalized by September 21, 2001. It is also a condition of the amendments that the Company's Adesta Communications subsidiary be self-funding and the Company immediately pursue strategic alternatives for Adesta. The Ontario Teachers' commitment is subject to a number of conditions, including registration of the shares, regulatory and other approvals, no material adverse change, acceptable further amendments to the bank credit facilities pertaining to rescheduling of principal debt payments and the conversion by the holder of the Company's Series D Convertible Preferred Shares into Common Shares of Bracknell and certain other agreements with the holder. While no assurances can be given as to successful completion, the Company is currently in discussion with the holder regarding this conversion and disputes associated with obligations under a Master Services Agreement and a Commitment Agreement entered into in conjunction with the Able acquisition. No assurances can be given that we will successfully complete either the financing transactions described above or the amendments of the bank facilities. In the event such amendments are not consummated all amounts outstanding under the bank credit facilities would become current.

If the Company successfully implements the amendments to the bank credit facilities and consummates the equity financings, in each case, when and as described above, then management believes its cash flows from operations (together with the increased availability under the bank credit facilities and the net proceeds of such financings) will be sufficient to finance working capital and anticipated capital spending requirements (excluding Adesta) for at least one year. The Company believes Adesta will require additional financing of the successful monetization of its network assets in order to have sufficient funds to finance its working capital and anticipated capital spending requirements. Bracknell does not intend to further fund the operations of Adesta, and is considering a number of strategic alternatives with respect to that subsidiary, including sales of its network and other assets, as well as other alternatives.

If the Company is unable to successfully implement the foregoing amendments to the bank credit facilities and consummate the equity financings, each of which is subject to significant conditions, then the Company would be unable to make the principal payments to its senior lenders scheduled for December 21, 2001 and the Company would not be in compliance with applicable financial covenants contained in the Company's bank credit facilities. As a result, the Company's lenders could require full payment of the outstanding borrowings under those facilities. In such circumstances, the Company would need to secure alternative and immediate sources of liquidity to meet those obligations and fund the continued operation of its business (the prospects for which are uncertain and speculative) and may be forced to pursue strategic alternatives for its business. In addition, if the Company is unable to make the required payments to its lenders, they could initiate creditor proceedings with respect to the Company and the assets of the Company securing those loans, which would significantly impair the Company's ability to continue its operations as currently conducted.

An extraordinary loss of $1.3 million, net of taxes of $0.6 million, was recorded in the first quarter of 2001 due to the write-off of previously deferred financing costs that were incurred related to the bank credit facilities. Fees associated with the December 22, 2000 amended bank credit facilities in the amount of $2.1 million are being amortized over the remainder of the four-year period of the facilities.


8.   Interest Expense, Net

Interest expense, net, consisted of the following:


                                   Three Months      Nine Months
                                      Ended             Ended
                                     July 31,          July 31,
                                  --------------    --------------
                                   2001     2000     2001     2000
                                  -----    -----    -----    -----
Interest expense                  $ 6.7    $ 6.3    $22.0    $12.2
Interest income                    (0.1)    (0.1)    (0.5)    (0.1)
                                  -----    -----    -----    -----
                                    6.6      6.2     21.5     12.1
Capitalized interest               (1.5)     --      (3.6)     --
                                  -----    -----    -----    -----
                                  $ 5.1    $ 6.2    $17.9    $12.1
                                  =====    =====    =====    =====

As required by U.S. generally accepted accounting principles, the Company capitalizes the interest cost associated with constructing network assets based on the effective interest rate incurred by the Company on aggregate borrowings during the network assets' construction period. Capitalization of interest ceases when the assets are substantially complete and ready for their intended use, or when the construction of network assets is canceled or suspended.

9.       Mandatorily Redeemable Convertible Preferred Stock

On January 5, 2001, the Company sold 8,000 shares of Series D Preferred Stock for $40.0 million to WorldCom, Inc. ("WorldCom"). Proceeds from the sale of the Series D Preferred Stock were used to fund working capital requirements related to the Able acquisition. The preferred shares are not entitled to a dividend and are non-voting until January 5, 2007. Subject to certain provisions, the shares are redeemable by the Company at the issue price per share at any time in whole or in part. Subject to the reasonable approval of the Company's lenders and starting July 5, 2001, the holder may require the Company to redeem $10.0 million of the preferred shares. WorldCom has requested that the Company redeem the $10.0 million subject to obtaining the required lender approval, which has not been received. The instrument creating the shares contains other restrictions on the Company as to the payment of dividends on any junior shares or the redemption or repurchase of other shares of the Company. At any time after January 5, 2002, at the election of the holder, the preferred shares are convertible into Bracknell common shares at $8.75 per common share, subject to adjustment as provided by the terms of the agreement. The preferred shares are mandatorily redeemable at the earlier of January 5, 2007, subject to the reasonable approval of the Company's lenders, or at the election of WorldCom, on or after the date on which the Company receives proceeds from a public debt or equity financing, but only up to the amount of any proceeds remaining after all other indebtedness which the Company is obligated to pay from such proceeds is repaid.


10.      Business Combinations, Goodwill and Intangible Assets

On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved for issuance, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows:

         o All business combinations initiated after June 30, 2001 must use the purchase method of accounting
         o The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;
         o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
         o Goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator;
         o        All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting;
         o        Effective November 1, 2001, goodwill will no longer be subject to amortization.

Management is currently reviewing the provisions of these Statements and their impact on Bracknell's results of operations.


11.      Commitments and Contingencies

One of the Company's subsidiaries is currently involved in a dispute involving a claim for wrongful termination of a contract with NKK Steel Engineering, Inc. that has resulted in litigation. The original value of the contract was $30.9 million. At the time of termination, $14.9 million had been paid under the contract with undisputed receivables outstanding on the project of $9.1 million. Unbilled change orders are not expected to exceed 30% of the original contract value. The reason for the termination has not been particularized and therefore the ultimate outcome of this matter cannot be predicted with certainty. The Company believes there is merit to its claim for wrongful termination of the agreement and that it has substantive defenses to NKK Steel's claim against it.

One of the Company's subsidiaries has a contract related to the construction of a new mid-field terminal at the Detroit Airport. The project, which is scheduled for completion by the end of the calendar year, has incurred cost overruns resulting from significant delays and scope changes. As a result, the Company has incurred, and continues to incur, significant costs in excess of the fixed contract price. As of July 31, 2001, total costs in excess of billings were $21.1 million. The Company has notified the general contractor of its claim for cost overruns related to this contract and believes, based on the advice of outside legal counsel, that it has a reasonable basis for a claim to recover cost overruns.

The Company, through its Adesta Communications subsidiary, has a license from the Colorado and Utah departments of transportation to develop a fiber optic network along Interstate 70 from Denver to Salt Lake City ("I-70 West"). On September 15, 1999, Adesta Communications entered into an agreement with 360networks for 360networks to acquire a portion of the network and fund 50% of the costs to market and construct this route. During the third quarter of 2001, 360networks filed for protection under Chapter 11 of the U.S. bankruptcy code in the U.S. District Court Southern District of New York. As of July 31, 2001, the Company had approximately $24.4 million of receivables and costs in excess of billings due from 360networks for reimbursement of costs associated with the construction of this network and various management and handling fees associated with the construction of this network and certain other services. The Company also had amounts due to 360networks of $17.2 million for its portion of cost related to certain expenditures made by 360networks. The Company has initiated legal action and is actively pursuing recovery of the amounts owed by 360networks and held fiber cable contributed to the project. The Company believes that its claim has merit and that there are substantive defenses to any potential counterclaims, however, the ultimate realizability of such receivables and costs in excess of billing are uncertain. As of April 30, 2001, the Company had suspended construction of the I-70 West network pending securing additional user agreements.

As of July 31, 2001, Adesta is owed $8.3 million by Metromedia Fiber Networks with $1.4 million being over 90 days past due. Metromedia has been seeking additional financing to remain solvent and has recently announced that it will seek protection under bankruptcy laws if it cannot complete its proposed financings. Adesta is currently in negotiations with Metromedia to settle the outstanding amount. The Company currently believes this amount is realizable, however, the ultimate recoverability remains uncertain.

In September 2001, WorldCom alleged certain defaults on the part of the Company's subsidiaries under the Amended and Restated Master Services Agreement, dated August 24, 2000, between Able and a subsidiary of WorldCom (the "MSA"). WorldCom also gave notice that it has significantly reduced the scope of work previously provided to the Company's subsidiaries under the MSA. The Company believes that the reduction in work is inconsistent with the guaranteed minimum levels of work to be provided under the MSA. Also, in September 2001, WorldCom alleged that the Company was in default of certain obligations under the Amended and Restated Commitment Agreement, dated December 21, 2000, between Bracknell and WorldCom. WorldCom has stated it regards the Commitment Agreement as terminated. The Commitment Agreement principally provides for the funding by WorldCom of cash flow requirements for Able's transportation division in excess of $20 million and indemnification by WorldCom in respect of liability arising from certain events prior to Bracknell's acquisition of Able. The Company believes that WorldCom's claims are without merit and that the Commitment Agreement does not allow for unilateral termination by WorldCom. While no assurances can be given as to successful completion, the Company is currently engaged in discussions with WorldCom to resolve these matters. WorldCom was the Company's largest customer for the nine months ended July 31, 2001 representing revenues of approximately $94 million.

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


12.      Segment Information

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

                               Three Months Ended        Nine Months Ended
                                    July 31,                 July 31,
                               ------------------       ------------------
                               2001         2000         2001        2000
                              -------      ------       ------      ------
Commercial                    $ 87.1       $ 67.3       $242.0      $167.0
Industrial                      86.2        102.0        246.7       246.1
Special technologies            44.6         34.7        126.9        73.1
Telecommunications              88.5         38.9        267.9        93.3
                              -------      ------       ------      -------
                              $306.4       $242.9       $883.5      $579.5
                              =======      ======       ======      ======

The Company had revenues from and assets in the United States, Canada and other jurisdictions as follows:

Revenues:                      Three Months Ended        Nine Months Ended
                                    July 31,                 July 31,
                               -------------------      ------------------
                               2001         2000         2001        2000
                              ------       ------       ------      ------
U.S.                          $255.2       $181.9       $732.5      $427.1
Canada                          48.7         60.2        146.8       150.4
Other                            2.5          0.8          4.2         2.0
                              ------       ------       ------      ------
                              $306.4       $242.9       $883.5      $579.5
                              ======       ======       ======      ======

Assets:                       July 31,   October 31,
                                2001        2000
                              --------   -----------
U.S.                          $749.4       $418.4
Canada                          86.1        114.0
Other                            1.4          0.0
                              ------       ------
                              $836.9       $532.4
                              ======       ======

Report of independent public accountants


To Bracknell Corporation:

We have reviewed the accompanying consolidated balance sheet of Bracknell Corporation (an Ontario corporation) as of July 31, 2001, and the related consolidated statements of earnings for the three-month and nine-month periods ended July 31, 2001 and 2000 and the consolidated statements of cash flows for the three-month and nine-month periods ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Arthur Andersen LLP

Minneapolis, Minnesota,
September 19, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to Bracknell's consolidated financial condition and interim results of operations. You should read the following in conjunction with our unaudited consolidated financial statements and the related notes contained herein. All currency amounts are expressed in U.S. dollars, unless otherwise indicated.


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

Our historical financial results include the results of the companies acquired in fiscal 2000 and 2001 from the date those acquisitions were completed. We have significantly increased the scale and scope of our operations through the acquisition and integration of several companies. Accordingly, historical financial results are not indicative of our financial position or results of operations in the future. We also disposed of certain operations during fiscal 2000 that are disclosed as discontinued operations.


Results of Operations

The following table sets forth certain historical financial data for the periods indicated (U.S. dollars in millions, except per share amounts).

                                                                     Three Months                 Nine Months
                                                                    Ended July 31,               Ended July 31,
                                                                -----------------------     -----------------------
                                                                   2001         2000          2001          2000
                                                                ---------     ---------     ---------     ---------
Revenues                                                        $   306.4     $   242.9     $   883.5     $   579.5
Cost of services                                                    258.5         201.9         744.1         486.7
Selling, general and administrative expenses                         27.0          22.2          76.9          52.9
                                                                ---------     ---------     ---------     ---------
     EBITDA (a)                                                      20.9          18.8          62.5          39.9
Write-down of goodwill                                              276.0          --           276.0          --
Restructuring charge                                                  5.6          --             5.6          --
Depreciation and amortization                                         6.8           3.8          18.4           8.7
                                                                ---------     ---------     ---------     ---------
Earnings (loss) from operations                                 $  (267.5)    $    15.0     $  (237.5)    $    31.2
                                                                =========     =========     =========     =========

Operating earnings (loss) per share -- diluted (b)              $    0.12     $    0.13     $    0.29     $    0.33
                                                                =========     =========     =========     =========

(a) EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, as an alternative to net earnings (loss), as an indicator of operating performance, or as an alternative to any other measure of performance in accordance with the accounting principles generally accepted in the United States. We believe that it does provide an important additional perspective on our operating results and our ability to service long-term debt and to fund growth.

(b) Operating earnings are net earnings (loss) excluding the after-tax effect of non-recurring and non-operating revenues and expenses, discontinued operations and extraordinary items. Such earnings per share disclosure is not intended to represent an alternative to net earnings (loss) per share (as determined in accordance with accounting principles generally accepted in the United States) as a measure of performance, but we believe that it does provide an important additional perspective on our operating results.


Revenues

Revenues increased to $306.4 million for the quarter ended July 31, 2001 (2000 - $242.9 million) and to $883.5 million for the first nine months of 2001 (2000 - $579.5 million). Companies acquired during fiscal 2000 increased revenues by $109.6 million in the first nine months of 2001, including organic growth. Adesta Communications, Inc. ("Adesta"), which was acquired on December 22, 2000 as part of the acquisition of Able Telcom Holding Corp. ("Able"), added $59.1 million in revenue in the third quarter and $160.5 million in the first nine months of 2001. Pro forma revenues decreased 5% in existing and acquired business from the third quarter of 2000 to the third quarter of 2001 and less than 1% for the first nine months of 2001 compared to the first nine months of 2000 principally due to weaker telecommunications and auto markets. Cost of sales also increased in the third quarter and first nine months of 2001 versus the same periods of 2000 principally due to acquisitions.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $27.0 million (2000 - $22.2 million) for the third quarter of 2001 and $76.9 million (2000 - $52.9 million) for the first nine months of fiscal 2001. The increase in selling, general and administrative expenses was primarily due to acquired companies. However, selling, general and administrative costs as a percent of revenues of 8.8% (2000 - 9.1%) for the third quarter of 2001 and 8.7% (2000 - 9.1%) for the first nine months of 2001 were lower than the year-ago periods. Selling, general and administrative expenses also increased in fiscal 2001 due to approximately $0.4 million in costs associated with the consolidation of our executive offices.

As a result of a significant downturn in the telecommunications industry and a decision to pursue strategic alternatives with respect to our Adesta Communications subsidiary, we analyzed projected undiscounted cash flows and determined that goodwill associated with the purchase of Able was impaired. Accordingly, we completed a preliminary allocation of purchase price with the resulting entire amount of goodwill of approximately $276.0 million charged to earnings in the third quarter of 2001. The write-off of the goodwill was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business. After this preliminary allocation of purchase price, we have a net investment in networks under construction of approximately $47.4 million (net of deferred revenues) as of July 31, 2001. Failure to execute sufficient user agreements for the networks under construction could have a material adverse effect on the carrying value and recoverability of our networks under construction.

In the third quarter of 2001, we undertook a restructuring initiative that will eliminate approximately 100 positions company-wide for an estimated annual recurring pre-tax benefit of $5.0 million. The restructuring resulted in a pre-tax charge to earnings of estimated $5.6 million. As of July 31, 2001, amounts paid and charged to the reserve amounted to $3.7 million. We believe the remaining restructuring costs will be paid and charged to the reserve during the fourth quarter of fiscal 2001. We believe these organizational changes will better position us to continue to deliver value to our customers and shareholders.


EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, improved to $20.9 million (2000 - $18.8 million) for the quarter ended July 31, 2001 and $62.5 million (2000 - $39.9 million) for the first nine months of 2001. Companies acquired during fiscal 2000 increased EBITDA by $12.5 million for the first nine months of 2001, including organic growth. Adesta added $7.4 million in EBITDA for the third quarter and $17.3 million for the first nine months of 2001. For the third quarter of 2001, pro forma EBITDA in existing and acquired businesses decreased by less than 1% over the third quarter of 2000. For the first nine months of 2001 compared to the first nine months of 2000, EBTIDA grew by 6%.

EBITDA margins as a percent of revenues were 6.8% (2000 - 7.7%) in the third quarter of 2001 and increased to 7.1% for the first nine months of 2001 (2000 - 6.9%). EBITDA margins decreased in the third quarter of 2001 in part due to a $3.8 million charge to reverse previously recorded margin related to the construction of a mid-field terminal at the Detroit airport. Approximately $3.1 million of the Detroit airport margin was recorded in fiscal 2000. The project, which is scheduled for completion by the end of the year, has been plagued by cost overruns resulting from significant delays and scope changes and we believe we and our legal counsel have a reasonable basis for a claim to recover cost overruns, which totaled $21.1 million, excluding potential margin as of July 31, 2001.

Excluding the impact of the Detroit airport, EBITDA margins were 8.5% for the third quarter of 2001. EBITDA margins were improved for the first nine months of fiscal 2001, principally due to our being more selective in the types of projects and customers we pursue. We are also improving productivity with purchasing initiatives, better planning and execution of our work and our management processes. In the third quarter of 2001, the Atlanta and Chicago commercial markets and telecommunication markets were weaker versus the prior year while work in Native American gaming buoyed our special technology group. EBITDA for industrial customers, including auto, rebounded in the third quarter from a weaker first half and was flat with the year-ago period. We continued to experience softness in our telecommunication business. Refer to Note (a) under Results of Operations table.


Depreciation and Amortization

Depreciation and amortization increased to $6.8 million (2000 - $3.8 million) in the third quarter of 2001 and $18.4 million (2000 - $8.7 million) for the first nine months of 2001. Goodwill amortization increased to $4.2 million (2000 - $2.5 million) for the third quarter of 2001 and increased to $11.6 million (2000
- $5.5 million) for the first nine months of 2001. Depreciation and amortization increased for the first three and nine months of 2001 due to acquisitions.

The U.S. Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets eliminating the amortization of goodwill in favor of an approach that evaluates the impairment of goodwill assets. Bracknell will adopt this standard for its fiscal 2002 year.


Interest Expense

Interest expense increased for the quarter and nine months ended July 31, 2001 as compared to the same periods in 2000 principally due to higher levels of debt incurred to finance acquisitions and completion of network right-of-way development. Capitalized interest was $1.5 million for the third quarter and $3.6 million for first nine months of 2001 (2000 - nil) and was principally related to network development assets.


Extraordinary Item

Non-cash extraordinary costs of $1.3 million, net of taxes of $0.6 million, for the first nine months of 2001 and $2.0 million, net of taxes of $1.2 million, for the first nine months of 2000 were recorded due to the write-off of previously deferred financing fees that were incurred related to the bank credit facilities. The expansion of the credit facilities in each period to finance acquisitions triggered the charges.


Income Taxes

Our effective income tax rate, before asset impairment charges, was 37% during the first nine months of 2001. The income tax provision for the third quarter and the first nine months of 2001 included an approximate 10% benefit for tax efficient financing that was substantially offset by non-deductible goodwill and other items. The tax benefit was also substantially offset by non-deductible goodwill in the same periods of 2000.

Operating Earnings per Share

We recorded a net loss of $4.24 per diluted share for the three months ended July 31, 2001 (2000 - net earning of $0.19) and a net loss of $4.41 per diluted share for the nine months ended July 31, 2001 (2000 - net earnings of $0.32).

Diluted operating earnings per share were $0.12 for the quarter ended July 31, 2001 compared to $0.13 for the same period of 2000. Operating earnings are net earnings (loss) excluding the after-tax effect of non-recurring and non-operating revenues and expenses, discontinued operations and extraordinary items. Refer to Note (b) under "Results of Operations" above. Items excluded in the calculation of operating earnings per share for the first nine months of 2001 were an extraordinary loss, a charge related to the Detroit airport project, restructuring charges, write-down of goodwill and an item reported as other expense related to a foreign exchange translation loss. These items combined to reduce net earnings by $6.3 million on an after-tax basis for the third quarter of 2001 and $8.3 million for the first nine months of 2001. In the third quarter and first nine months of 2000 an extraordinary loss and loss from discontinued operations were the principal items excluded in calculating operating earnings per share.


Outlook

Our estimated project backlog as of July 31, 2001, including maintenance and service contracts of $110.4 million, was approximately $1.0 billion (April 30, 2001 - $1.0 billion), including $238.3 million related to WorldCom under a Master Services Agreement. See "Liquidity and Capital Resources." We expect to complete approximately 70% of the backlog in the next twelve months. Many of the service contracts with customers do not specify the volume of services to be committed, but instead commit the customer to obtain these services from Bracknell. Accordingly, these estimates are based on historical relationships with customers and experience with similar contracts.


Liquidity and Capital Resources

We operate a primarily service-based business and therefore our capital requirements are generally for operating working capital, acquisitions and development of network assets. Liquidity needs are largely met through borrowings under working bank capital facilities and cash flows from operations. As of July 31, 2001, Bracknell had in place $356.7 million in credit facilities from a syndicate of banks. As of July 31, 2001 the bank credit facilities were made up of $236.7 million in term commitments and $120.0 million in operating commitments. The operating facilities are 364-day facilities renewable on December 22 of each year and the term facilities mature on October 31, 2004. The credit facilities were increased on December 22, 2000 to the current amount from $212.5 million to provide for the acquisition of Able (See Note 2 "Acquisitions" to the Consolidated Financial Statements) and the repayment of notes issued in connection with the acquisition of Sunbelt Integrated Trade Services in March 2000. As of July 31, 2001, approximately $344.8 million of the facility was utilized for borrowings, including $236.7 million under U.S. and Canadian term facilities, and $2.1 million was utilized for letters of credit. Available borrowings at July 31, 2001 under the operating facilities were $9.8 million. The term facilities require repayments of 5% per quarter for the 11 quarters that began April 30, 2001, increasing to 10% for the following three quarters beginning January 31, 2004 and 15% for the final quarter.

Borrowings under these bank credit facilities are in the form of advances, accommodations, bankers acceptances, or letters of credit and as of July 31, 2001 bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% or prime rate plus 1.75%. Interest can now vary between 0.75% to 3.25% over the prime rate based on Bracknell's ratio of total net debt to consolidated earnings
(loss) before interest, tax, depreciation and amortization.

The bank credit facilities have general and financial covenants that place certain restrictions on Bracknell, including the making of payments (dividends and distributions), incurrence of certain liens, the sale of assets under certain circumstances, the entering into of certain transactions with affiliates, certain consolidations, mergers and transfers and the use of loan proceeds. In addition, the bank credit facilities limit the aggregate amount of additional borrowings that we can incur. The operating commitments may be utilized for general corporate purposes only. As a matter of practice and under the terms of the credit agreement, we are required to provide the lenders with periodic budgets, financial statements and public reports and filings, and we must meet specified thresholds with respect to profitability and debt to net worth ratios.

Effective for the quarter ended July 31, 2001, we and our bank group agreed to amend certain financial covenants under the bank credit facilities related to debt to capitalization, net debt to consolidated EBITDA, senior debt to consolidated EBITDA and debt service coverage, and to defer certain scheduled principal payments. A scheduled principal payment of $12.5 million and a required principal payment of $8.4 million resulting from the receipt of proceeds from the sale of the former construction division of Able was deferred to the earlier of receipt of auto shutdown receivables or October 31, 2001. Due principally to the slower than expected monetization of networks under construction, we experienced high utilization under our bank credit facilities and deferral of payment on trade accounts payable in the third quarter of 2001. In September 2001, we reached agreement with our existing bank group to increase their commitment by $20.0 million, further defer principal payments totaling $25.0 million to December 21, 2001 and to further amend certain financial covenants related to debt to capitalization, net debt to consolidated EBITDA, senior debt to consolidated EBITDA and debt service coverage. Further, we have entered into a definitive agreement with Ontario Teachers' Pension Plan Board (Ontario Teachers') to purchase $40.0 million of new common shares and provide a standby purchase commitment for a planned $80.0 million rights offering to shareholders. Ontario Teachers' commitment to purchase and take up all Common Shares offered but not taken up under the rights offering is subject to the restriction that Ontario Teachers' will not acquire in aggregate more than 30% of the outstanding shares of the Company. These offerings will be priced at $2.00 per share, provided that the price will be adjusted to equal the exercise price on the rights offering, if different. We expect to file a preliminary prospectus in Canada and register the rights offering under U.S. securities laws. Proceeds of these offerings will be used to reduce outstanding payables, repay bank credit facilities indebtedness and for general corporate purposes.

The amendments to the bank credit facilities are subject to a number of conditions, including completion of documentation that is expected to be completed by September 30, 2001. It is also a condition of the amendments that our Adesta Communications subsidiary be self-funding and we immediately pursue strategic alternatives for Adesta. The Ontario Teachers' commitment is subject to a number of conditions, including registration of the shares, regulatory and other approvals, no material adverse changes, acceptable further amendments to the bank credit facilities pertaining to rescheduling of principal debt payments and the conversion by the holder of our Series D Convertible Preferred Shares into Common Shares of Bracknell and certain other agreements with the holder. While no assurances can be given as to successful completion, we are currently in discussion with the holder regarding this conversion and disputes associated with obligations under a Master Services Agreement and a Commitment Agreement entered into in conjunction with the Able acquisition. No assurance can be given that we will successfully complete either the financing transactions described above or the amendments of the bank credit facilities.

Cash flows provided by operating activities before changes in operating assets and liabilities were $31.7 million for the nine months ended July 31, 2001 as compared to cash flows of $23.6 million in the same period of 2000. The improvement in 2001 as compared to the prior year was principally due to improved cash earnings from operations discussed above. Cash flows invested in operating assets and liabilities were $107.8 million in the first nine months of 2001 versus $66.7 million in the same period of 2000. The additional cash invested in the first nine months of the current year was primarily due to an investment in Adesta's working capital following the Able acquisition ($50.2 million), funding of Able's former transportation division ($20.0 million) and an increase in unbilled costs on a project at the Detroit airport ($24.5 million). Operating working capital at July 31, 2001 improved to 32 days of revenue at the end of the third quarter of 2001 from 44 days at October 31, 2000. The acquisition of Adesta and aggressive management of all of the components of working capital, billing, collections and suppliers contributed to the improvements. Maintaining this level will continue to be challenging, particularly in a more difficult economic and capital constrained business environment. As of July 31, 2001, we had three outstanding projects included in costs and estimated earnings in excess of billings totaling $52.1 million that are subject to current or future claims that increased operating working capital by nearly 15 days.

Through our Adesta Communications subsidiary, we have a license from the Colorado and Utah departments of transportation to develop a fiber optic network along Interstate 70 from Denver to Salt Lake City ("I-70 West"). On September 15, 1999, Adesta Communications entered into an agreement with 360networks for 360networks to acquire a portion of the network and fund 50% of the costs to market and construct this route. During the third quarter of 2001, 360networks filed for protection under Chapter 11 of the U.S. bankruptcy code in the U.S. District Court Southern District of New York. As of July 31, 2001, we had approximately $24.4 million of receivables and costs in excess of billings due from 360networks for reimbursement of costs associated with the construction of this network and various management and handling fees associated with the construction of this network and certain other services. We also had amounts due to 360networks of $17.2 million for their portion of cost related to certain expenditures made by 360networks. We have initiated legal action and are actively pursuing recovery of the amounts owed by 360networks and held fiber cable contributed to the project. We believe that our claim has merit and that there are substantive defenses to any potential counterclaims. However, the ultimate realizability of such receivables and costs in excess of billings is uncertain. As of April 30, 2001, we have suspended construction of the I-70 West network pending securing additional user agreements.

As of July 31, 2001, Adesta is owed $8.3 million by Metromedia Fiber Networks with $1.4 million being over 90 days past due. Metromedia has been seeking additional financing to remain solvent and has recently announced that it will seek protection under bankruptcy laws if it cannot complete its proposed financings. Adesta is currently in negotiations with Metromedia to settle the outstanding amount. We currently believe this amount is realizable, however, the ultimate recoverability remains uncertain.

In September 2001, WorldCom alleged certain defaults on the part of our subsidiaries under the Amended and Restated Master Services Agreement, dated August 24, 2000, between Able and a subsidiary of WorldCom (the "MSA"). WorldCom also gave notice that it has significantly reduced the scope of work previously provided to our subsidiaries under the MSA. We believe that the reduction in work is inconsistent with the guaranteed minimum levels of work to be provided to us under the MSA. Also in September 2001, WorldCom alleged that we were in default of certain obligations under the Amended and Restated Commitment Agreement, dated December 21, 2000, between Bracknell and WorldCom. WorldCom has stated it regards the Commitment Agreement as terminated. The Commitment Agreement principally provides for the funding by WorldCom of cash flow requirements for Able's transportation division in excess of $20 million and indemnification by WorldCom in respect of liability for certain events prior Bracknell's acquisition of Able. We believe that WorldCom's claims are without merit and that the Commitment Agreement does not allow for unilateral termination by WorldCom. While we are currently engaged in discussions with WorldCom to resolve these matters, no assurance can be given that such matters will be resolved in a manner satisfactory to Bracknell. WorldCom was our largest customer for the nine months ended July 31, 2001 representing revenues of approximately $94 million.

Cash flows used in investing activities decreased to $57.7 million in the first nine months of 2001 from $89.3 million for the same period in 2000. The higher level of investing activities last year was primarily due to the acquisition of Sunbelt Integrated Trade Services, Sylvan Industrial Piping and The Highlight Group in the second quarter of 2000, while the current year reflected increased investment in networks under construction in 2001.

On December 22, 2000 we completed the acquisition of Able, including Adesta, a telecommunications network services company. The acquisition was accounted for under the purchase method. The acquisition and Able's working capital requirements were financed with the issuance of approximately 24 million common shares of Bracknell common stock valued at $114.2 million, options and warrants valued at $4.5 million, approximately $85.0 million from our expanded bank credit facility and the issuance of $40.0 million in convertible preferred stock. As part of the acquisition we issued 1.2 million options to purchase shares at prices ranging from $4.02 to $16.60 per share and 3.4 million warrants at prices ranging from $4.02 to $22.08 per share. See Note 2 "Acquisitions" to the Consolidated Financial Statements.

Our Adesta Communications subsidiary has invested over $110.0 million through July 31, 2001 for the development of certain network right of way developments. These partially completed right of way developments were acquired as part of the acquisition of Able Telcom in December 2000. Earlier this year, Adesta postponed development of a long haul route along I-70 from Denver to Salt Lake City due to lack of prospective sales. It has continued to complete metropolitan loops in Denver and a route from San Francisco to Santa Clara. Adesta has invested approximately $41.3 million since the acquisition to complete these networks. Adesta expects it would require another $17.0 million to complete most of them by this fall. Upon completion, $22.0 million would be due from currently executed contracts with customers. Failure of the Company to execute sufficient user agreements for the networks under construction could have a material adverse effect on the carrying value of $47.4 million at July 31, 2001 and recoverability of the Company's network assets.

Certain of our agreements related to acquisitions that were completed over the past two years included contingent earn-out provisions that may be triggered based on these acquired companies achieving certain financial targets. As of July 31, 2001, the maximum potential payment under these agreements was approximately $82.0 million. In the third quarter of 2001, $3.1 million related to finalization of the earn-out for Sylvan Industrial Services was charged to earnings as part of the restructuring initiative.

Our cash flows from financing activities decreased to $137.1 million for the first nine months of 2001 from $138.5 million in same period of 2000. The net decrease in cash flows from financing activities in 2001 was principally due to lower proceeds from borrowings associated with acquisitions compared to the prior year. During the first nine months of 2001, we repaid in full the notes incurred to finance the Sunbelt acquisition ($19.9 million), made principal payments under our term bank credit facility ($12.5 million), and repaid Able's bank credit facility ($35.5 million).

If we successfully implement the amendments to the credit facilities and consummate the equity financings, in each case, when and as described above, then we believe our cash flows from operations (together with the increased availability under our bank credit facilities and the net proceeds of such financings) will be sufficient to finance our working capital and anticipated capital spending requirements (excluding Adesta) for at least one year. We believe Adesta will require additional financing or the successful monetization of its network assets in order to have sufficient funds to finance its working capital and anticipated capital spending requirements. Bracknell does not intend to further fund the operations of Adesta, and is considering a number of strategic alternatives with respect to that subsidiary, including sales of its network and other assets, as well as other alternatives.

If we are unable to successfully implement the foregoing amendments to the credit facilities and consummate the equity financings, each of which is subject to significant conditions, then we would be unable to make the principal payments to our senior lenders scheduled for December 21, 2001 and we would not be in compliance with applicable financial covenants contained in our bank credit facilities. As a result, our lenders could require full payment of the outstanding borrowings under those facilities. In such circumstances, we would need to secure alternative and immediate sources of liquidity to meet those obligations and fund the continued operation of our business (the prospects for which are uncertain and speculative) and may be forced to pursue strategic alternatives for our business. In addition, if we are unable to make the required payments to our lenders, they could initiate creditor proceedings with respect to the Company and the assets of the Company securing those loans, which would significantly impair our ability to continue our operations as currently conducted.


Forward-Looking Statements

In various places in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this document, we discuss our expectations regarding our future performance. These "forward-looking" statements are based on currently available competitive, financial and economic data, and operating plans, but are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, as well as statements preceded by, followed by or that include the words "plans," "believes," "expects," "anticipates," "estimates," "projects," "intends" or similar expressions. You should understand that important factors, in addition to those discussed in this document, could affect our future results and could cause those results to differ materially from those expressed in any forward-looking statements. These factors include, among others:

         o Risks associated with the ability to implement cost savings and operational strategy;
         o Trends and conditions in our and our customers' industries, including future consolidations;
         o        Risks associated with the ability to compete in local markets;
         o Inability to further identify, develop and achieve commercial success for new services;
         o Increased competition and its effects on pricing, spending, third-party relationships, the customer base and revenues;
         o        Inability to reduce operating working capital;
         o Risks associated with the ability to integrate acquired businesses;
         o        The importance of acquisitions for growth;
         o Risks of new and changing regulation in the U.S. and internationally;
         o General, regional or telecommunications or other customer business economic conditions;
         o        Access to capital by us or our customers;
         o        Risks of securing financing and funding working capital;

         o        Risks of maintaining adequate liquidity;
         o        Sufficient supply of skilled workers;
         o        Inability to monetize network assets; and
         o        Successful implementation of strategic alternatives.

There can be no assurances that any anticipated future results will be achieved. As a result of the factors identified above and other factors, our actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements.


ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in interest and foreign exchange rates that may impact our financial position. Our credit facilities make interest rate and foreign exchange rate hedging activities available to us. Historically, and as of July 31, 2001, we have not used derivative instruments or engaged in hedging activities.


Interest Rates

As of July 31, 2001 the fair value of our total debt outstanding was estimated to be $350.3 million, which approximated carrying value due its market-based interest rates. Market risk is estimated as the potential change in fair value resulting from a change in interest rates of 1% and amounted to $2.6 million at July 31, 2001.

Interest rates on our variable rate debt are subject to fluctuations based on changes in the LIBOR and prime lending rates. Based on these July 31, 2001 debt levels, a hypothetical 1% adverse change in interest rates would have reduced net earnings and cash flows by an estimated $0.5 million for the quarter.


Foreign Currency Risks

On November 1, 1999, we adopted the practice of reporting in United States dollars to reflect the fact that a greater portion of our business operations is conducted in the United States. Our foreign currency exposures give rise to market risk associated with exchange rate movements against the Canadian dollar, the functional currency for our operations in Canada. As a result, fluctuations in foreign currencies may have an impact on our reported business and financial results and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of relevant currencies may affect the cost of items required in our operations. We expect less than 20% of fiscal 2001 revenues will be invoiced in Canadian dollars.

We endeavor to minimize the impact of such currency fluctuations through our ongoing commercial practices. In attempting to manage this foreign exchange risk, we generally source particular materials and labor of a particular contract in the same currency in which we receive the revenues for that contract.

PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

On September 24, 1999 we entered into an agreement with NKK Steel Engineering, Inc. related to the installation of electrical and mechanical systems for the construction of a continuous galvanizing process facility located at the site of National Steel Corporation Great Lakes Division in Ecorse, Michigan. On February 6, 2000 NKK Steel terminated this agreement. On April 6, 2000 we filed a claim of lien against NKK Steel Engineering, Inc. for approximately $25 million representing amounts due to us and various subcontractors. Legal actions were commenced in May 2000 by Bracknell and NKK Steel in respect of the termination of the agreement. In the actions continued as NKK Steel Engineering, Inc. v. The State Group International Limited in the United States District Court, Eastern District of Michigan, no monetary amounts have been specified by either party. In NKK Steel's claim, NKK Steel alleges, among other things, that we breached the agreement. In our proceedings, we claimed, among other things, breach by NKK Steel of the agreement, unjust enrichment, misrepresentation and violations under the Michigan Building Contract Fund Act. We believe there is merit to our claim for wrongful termination of the agreement and that we have substantive defenses to NKK Steel's claim against us. Based on the advice of counsel and our investigations, we believe that the results of these proceedings will not have a material adverse effect on us. See also Note 11 "Commitments and Contingencies" to the Consolidated Financial Statements.

The Company, through its Adesta Communications subsidiary, has a license from the Colorado and Utah departments of transportation to develop a fiber optic network along Interstate 70 from Denver to Salt Lake City ("I-70 West"). On September 15, 1999, Adesta Communications entered into an agreement with 360networks for 360networks to acquire a portion of the network and fund 50% of the costs to market and construct this route. During the third quarter of 2001, 360networks filed for protection under Chapter 11 of the U.S. bankruptcy code in the U.S. District Court Southern District of New York. As of July 31, 2001, the Company had approximately $24.4 million of receivables and costs in excess of billings due from 360networks for reimbursement of costs associated with the construction of this network and various management and handling fees associated with the construction of this network and certain other services. The Company also had amounts due to 360networks of $17.2 million for its portion of cost related to certain expenditures made by 360networks. The Company has initiated legal action and is actively pursuing recovery of the amounts owed by 360networks and held fiber cable contributed to the project. The Company believes that its claim has merit and that there are substantive defenses to any potential counterclaims, however, the ultimate realizability of such receivables and costs in excess of billing is uncertain As of April 30, 2001, the Company had suspended construction of the I-70 West network pending securing additional user agreements.

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


ITEM 2.    Changes in Securities and Use of Proceeds

On January 5, 2001, we sold 8,000 shares of Series D Preferred Stock to WorldCom, Inc. ("WorldCom") for $40.0 million. WorldCom committed to purchase this mandatorily redeemable convertible preferred stock on December 22, 2000 as part of the Able acquisition. Proceeds from the sale of the Series D Preferred Stock were used to fund working capital requirements related to the Able acquisition. The preferred shares are not entitled to a dividend and are non-voting until January 5, 2007. Subject to certain restrictions, the shares are redeemable by us at the issue price per share at any time in whole or in part. Subject to the reasonable approval of our lenders and starting July 5, 2001, WorldCom may require us to redeem $10.0 million of the preferred shares. WorldCom has requested us to redeem the $10.0 million subject to obtaining the required approval of our lenders, which has not been received to date. The instrument creating the shares contains other restrictions on us as to the payment of dividends on any junior shares or the redemption or repurchase of other Bracknell shares. At any time after January 5, 2002, at the election of WorldCom, the preferred shares are convertible into Bracknell common shares at $8.75 per common share, subject to adjustment as provided by the terms of the agreement. The preferred shares are mandatorily redeemable at the earlier of:

         o January 5, 2007, subject to the reasonable approval of our lenders, or
         o at the election of WorldCom, on or after the date on which we receive proceeds from a public debt or equity financing, but only up to the amount of any proceeds remaining after all other indebtedness which we are obligated to pay from such proceeds is repaid.

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

None


ITEM 5.    Other Information

None


ITEM 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    See Index of Exhibits included herein

           (b)      Reports on Form 8-K

                    None

                                INDEX OF EXHIBITS
Exhibit
Number
-------
2.1 Amended and Restated Agreement and Plan of Merger dated as of November 14, 2000 among Bracknell Corporation ("Bracknell"), Bracknell Acquisition Corporation and Able Telcom Holdings Corp. Pursuant to Reg. S-K, Item 601(b)(2), Bracknell agrees to furnish a copy of the Disclosure Schedules to such Agreement to the Commission upon request (Incorporated by reference to Amendment No. 2 to Registration Statement on Form F-4 (Registration No. 333-47608))

3.1 Articles of Amalgamation of Bracknell, as amended to date (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

3.2 By-Laws of Bracknell (Incorporated by reference to the Company's Registration Statement on Form F-4 (Registration No. 333-47608))

10.1.1 Second Amended and Restated Credit Agreement dated as of July 21, 2000 among Bracknell Corporation, Nationwide Electric, Inc. and The State Group Limited, as borrowers, the lenders party thereto and the Royal Bank of Canada. (Incorporated by reference to the Company's Registration Statement on Form F-4 (Registration No. 333-47608))

10.1.2 Third Amended and Restated Credit Agreement, dated as of December 22, 2000 among Bracknell Corporation, Nationwide Electric, Inc. and The State Group Limited, as borrowers, the lenders party thereto and Royal Bank of Canada (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

10.2.1 Credit Agreement dated as of July 21, 2000 among Bracknell Limited Partnership, as borrower, the lenders party thereto and the Royal Bank of Canada. (Incorporated by reference to the Company's Registration Statement on Form F-4 (Registration No. 333-47608))

10.2.2 Amended and Restated Credit Agreement dated as of December 22, 2000 among Bracknell Limited Partnership, as borrower, the lenders party thereto and the Royal Bank of Canada (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

10.2.3 Amending Agreement dated as of July 30, 2001, among Bracknell Corporation, Bracknell Corporation (USA), Inc. (formerly Nationwide Electric, Inc.) and The State Group Limited, Royal Bank of Canada, as Administrative Agent and the financial institutions listed as Lenders in the Third Amended and Restated Credit Agreement.

10.2.4 Amending Agreement dated as of July 30, 2001, among Bracknell Limited Partnership, Royal Bank of Canada, as Administrative Agent and the financial institutions listed as Lenders in the Third Amended and Restated Credit Agreement

10.2.5 Second Amending Agreement dated as of September 19, 2001, among Bracknell Corporation, Bracknell Corporation (USA), Inc. (formerly Nationwide Electric Inc.) and The State Group Limited, Royal Bank of Canada, as Administrative Agent and the financial institutions listed as Lenders in the Third Amended and Restated Credit Agreement.

10.2.6 Second Amending Agreement dated as of September 19, 2001, among Bracknell Limited Partnership, Royal Bank of Canada, as Administrative Agent and the financial institutions listed as Lenders in the Third Amended and Restated Credit Agreement.

10.3.1 Bracknell Corporation Employee Share Purchase Plan (U.S.) (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

10.3.2 Bracknell Corporation Employee Share Purchase Plan (Canada) (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

10.4 Bracknell Corporation Retirement Savings Plan for U.S. Employees (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

10.5 Bracknell Corporation Stock Option Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966)

10.6.1 Employment Agreement of Paul D. Melnuk (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

10.6.2 Form of Employment Agreement (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

10.7 Bracknell Corporation Employee Share Purchase Plan (U.S.) (Incorporated by reference to Registration Statement on Form S-8 dated April 27,
         2001)

15.0     Letter re unaudited interim financial information

21.1 Subsidiaries of Bracknell (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (Commission File No. 000-30966))

All other schedules and exhibits are omitted because they are either not applicable or not required in this filing.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Bracknell Corporation
                                                     (Registrant)


                                       /s/ John A. Witham
                                       -----------------------------------------
                                       John A. Witham
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)


September 24, 2001